Form 10-Q
period 2024-03-31
Howard Hughes Holdings Inc.
filed 2024-05-08
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2024

or

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

The number of shares of common stock, $0.01 par value, outstanding as of May 1, 2024, was 50,259,345.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	March 31, 2024	December 31, 2023
ASSETS
Master Planned Communities assets	$2,481,538	$2,445,673
Buildings and equipment	4,207,900	4,177,677
Less: accumulated depreciation	(1,071,110)	(1,032,226)
Land	303,380	303,685
Developments	1,438,924	1,272,445
Net investment in real estate	7,360,632	7,167,254
Investments in unconsolidated ventures	213,433	220,258
Cash and cash equivalents	462,700	631,548
Restricted cash	429,130	421,509
Accounts receivable, net	111,117	115,045
Municipal Utility District receivables, net	584,222	550,884
Deferred expenses, net	145,833	142,561
Operating lease right-of-use assets	45,649	44,897
Other assets, net	283,175	283,047
Total assets	$9,635,891	$9,577,003

LIABILITIES
Mortgages, notes, and loans payable, net	$5,391,243	$5,302,620
Operating lease obligations	53,065	51,584
Deferred tax liabilities, net	70,697	87,835
Accounts payable and other liabilities	1,108,131	1,076,040
Total liabilities	6,623,136	6,518,079

Commitments and Contingencies (see Note 9)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,714,750 issued, and 50,243,739 outstanding as of March 31, 2024, 56,495,791 shares issued, and 50,038,014 outstanding as of December 31, 2023	567	565
Additional paid-in capital	3,993,152	3,988,496
Retained earnings (accumulated deficit)	(436,173)	(383,696)
Accumulated other comprehensive income (loss)	3,897	1,272
Treasury stock, at cost, 6,471,011 shares as of March 31, 2024, and 6,457,777 shares as of December 31, 2023	(614,818)	(613,766)
Total stockholders' equity	2,946,625	2,992,871
Noncontrolling interests	66,130	66,053
Total equity	3,012,755	3,058,924
Total liabilities and equity	$9,635,891	$9,577,003

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
thousands except per share amounts	2024	2023
REVENUES
Condominium rights and unit sales	$23	$6,087
Master Planned Communities land sales	32,415	59,361
Rental revenue	107,751	97,864
Other land, rental, and property revenues	18,383	18,968
Builder price participation	12,566	14,009
Total revenues	171,138	196,289

EXPENSES
Condominium rights and unit cost of sales	3,861	4,536
Master Planned Communities cost of sales	12,904	22,003
Operating costs	74,289	72,387
Rental property real estate taxes	14,695	15,419
Provision for (recovery of) doubtful accounts	834	(2,420)
General and administrative	30,902	23,553
Depreciation and amortization	52,247	52,009
Other	3,818	3,571
Total expenses	193,550	191,058

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	4,730
Other income (loss), net	891	4,981
Total other	5,685	9,711

Operating income (loss)	(16,727)	14,942

Interest income	8,118	4,092
Interest expense	(41,918)	(38,137)
Equity in earnings (losses) from unconsolidated ventures	(19,135)	(4,802)
Income (loss) before income taxes	(69,662)	(23,905)
Income tax expense (benefit)	(17,195)	(1,278)
Net income (loss)	(52,467)	(22,627)
Net (income) loss attributable to noncontrolling interests	(10)	(118)
Net income (loss) attributable to common stockholders	$(52,477)	$(22,745)

Basic income (loss) per share	$(1.06)	$(0.46)
Diluted income (loss) per share	$(1.06)	$(0.46)

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,
thousands	2024	2023
Net income (loss)	$(52,467)	$(22,627)
Other comprehensive income (loss):
Interest rate caps and swaps (a)	2,625	(5,330)
Other comprehensive income (loss)	2,625	(5,330)
Comprehensive income (loss)	(49,842)	(27,957)
Comprehensive (income) loss attributable to noncontrolling interests	(10)	(118)
Comprehensive income (loss) attributable to common stockholders	$(49,852)	$(28,075)
(a)Amounts are shown net of tax expense of $0.8 million for the three months ended March 31, 2024, and tax benefit of $1.6 million for the three months ended March 31, 2023.

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at December 31, 2023	56,495,791	$565	$3,988,496	$(383,696)	$1,272	(6,457,777)	$(613,766)	$2,992,871	$66,053	$3,058,924
Net income (loss)	—	—	—	(52,477)	—	—	—	(52,477)	10	(52,467)
Interest rate swaps, net of tax expense (benefit) of $775	—	—	—	—	2,625	—	—	2,625	—	2,625
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	67	67
Stock plan activity	218,959	2	4,656	—	—	(13,234)	(1,052)	3,606	—	3,606
Balance at March 31, 2024	56,714,750	$567	$3,993,152	$(436,173)	$3,897	(6,471,011)	$(614,818)	$2,946,625	$66,130	$3,012,755

Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(22,745)	—	—	—	(22,745)	118	(22,627)
Interest rate swaps, net of tax expense (benefit) of $(1,559)	—	—	—	—	(5,330)	—	—	(5,330)	—	(5,330)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	56	56
Stock plan activity	201,655	2	4,953	—	—	(7,166)	(621)	4,334	—	4,334
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at March 31, 2023	56,427,928	$566	$3,977,514	$145,332	$5,005	(6,431,442)	$(611,659)	$3,516,758	$65,765	$3,582,523

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended March 31,
thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(52,467)	$(22,627)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	45,827	46,941
Amortization	5,518	4,148
Amortization of deferred financing costs	3,256	2,937
Amortization of intangibles other than in-place leases	819	819
Straight-line rent amortization	(2,231)	(1,499)
Deferred income taxes	(17,913)	(1,885)
Restricted stock and stock option amortization	4,657	4,954
Net gain on sale of properties	(4,794)	(4,731)
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	23,877	7,835
Provision for doubtful accounts	1,644	471
Master Planned Community development expenditures	(77,098)	(89,345)
Master Planned Community cost of sales	12,904	22,003
Condominium development expenditures	(110,095)	(124,515)
Condominium rights and units cost of sales	3,861	4,300
Net Changes:
Accounts receivable, net	(2,632)	(1,836)
Other assets, net	(4,106)	18,307
Condominium deposits received, net	49,666	63,494
Deferred expenses, net	(7,849)	(7,089)
Accounts payable and other liabilities	(44,083)	(66,952)
Cash provided by (used in) operating activities	(171,239)	(144,270)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(462)	(1,272)
Operating property improvements	(10,795)	(9,555)
Property development and redevelopment	(60,921)	(74,584)
Proceeds from sales of properties, net	13,175	905
Reimbursements under tax increment financings and grants	3,567	—
Distributions from unconsolidated ventures	—	2,200
Investments in unconsolidated ventures, net	(18,200)	(11,790)
Cash provided by (used in) investing activities	(73,636)	(94,096)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	89,028	32,072
Principal payments on mortgages, notes, and loans payable	(3,703)	(3,285)
Special Improvement District bond funds released from (held in) escrow	249	1,364
Deferred financing costs and bond issuance costs, net	3	(82)
Taxes paid on stock options exercised and restricted stock vested	(1,996)	(1,524)
Contributions from Teravalis noncontrolling interest owner	67	56
Cash provided by (used in) financing activities	83,648	28,601

Net change in cash, cash equivalents, and restricted cash	(161,227)	(209,765)
Cash, cash equivalents, and restricted cash at beginning of period	1,053,057	1,098,937
Cash, cash equivalents, and restricted cash at end of period	$891,830	$889,172

HHH 2024 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
thousands	2024	2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$462,700	$417,746
Restricted cash	429,130	471,426
Cash, cash equivalents, and restricted cash at end of period	$891,830	$889,172

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$100,158	$81,242
Interest capitalized	36,315	24,964

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(4,954)	$7,115
Non-cash consideration from sale of properties	—	5,250
Capitalized stock compensation	1,476	860
Reassessment of operating lease right-of-use asset, net	1,454	—
Reassessment of operating lease obligation	1,952	—

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

Seaport Entertainment On October 5, 2023, Howard Hughes Holdings Inc. (HHH or the Company) announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as the Company’s ownership stake in Jean-Georges Restaurants and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to the Howard Hughes Holdings Inc. audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and future fiscal years.

Principles of Consolidation and Basis of Presentation The consolidated financial statements include the accounts of Howard Hughes Holdings Inc. and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests.

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

Accounts Receivable, net Accounts receivable, net includes straight-line rent receivables, tenant receivables, and other receivables. On a quarterly basis, management reviews the lease-related receivables, including straight-line rent receivables and tenant receivables, for collectability. This analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease-related receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses if the estimated loss amount is probable and can be reasonably estimated.

Other receivables are primarily related to short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers and assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. The Company records an allowance for credit losses if the estimated loss amount is probable.

HHH 2024 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	March 31, 2024	December 31, 2023
Straight-line rent receivables	$89,761	$87,669
Tenant receivables	3,770	4,780
Other receivables	17,586	22,596
Accounts receivable, net (a)	$111,117	$115,045
(a)As of March 31, 2024, the total reserve balance for amounts considered uncollectible was $15.7 million, comprised of $14.8 million attributable to lease-related receivables and $0.9 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2023, the total reserve balance was $15.0 million, comprised of $14.8 million attributable to lease-related receivables $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended March 31,
Income Statement Location	2024	2023
Rental revenue	$960	$2,893
Provision for (recovery of) doubtful accounts	834	(2,420)
Total (income) expense impact	$1,794	$473

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

Consolidated Variable Interest Entity At March 31, 2024, the Company holds an 88.0% interest in Teravalis, our newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party holds the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of March 31, 2024, the Company’s Condensed Consolidated Balance Sheets include $541.7 million of Master Planned Community assets, $0.4 million of Accounts Payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

Noncontrolling Interests As of March 31, 2024, and December 31, 2023, noncontrolling interests related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

Financing Receivable Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables, discussed above, and financing receivables, which include Municipal Utility District (MUD) receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.

HHH 2024 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $663.5 million as of March 31, 2024, and $632.8 million as of December 31, 2023. The MUD receivable balance included accrued interest of $43.0 million as of March 31, 2024, and $35.8 million as of December 31, 2023. There has been no material activity in the allowance for credit losses for financing receivables for the three months ended March 31, 2024 and 2023.

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

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of March 31, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of March 31, 2024, these ventures had debt totaling $291.1 million, with the Company’s proportionate share of this debt totaling $144.2 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	March 31,	December 31,	March 31,	December 31,	Three Months Ended March 31,
thousands except percentages	2024	2023	2024	2023	2024	2023
Equity Method Investments
Operating Assets:
The Metropolitan (b)	50%	50%	$—	$—	$1,078	$(325)
Stewart Title of Montgomery County, TX	50%	50%	3,711	3,785	(75)	(35)
Woodlands Sarofim	20%	20%	2,991	2,990	2	13
TEN.m.flats (c)	50%	50%	—	—	1,570	(781)
Master Planned Communities:
The Summit (d)	50%	50%	43,189	59,112	(15,923)	4,630
Floreo (e)	50%	50%	57,092	55,880	1,212	(522)
Seaport:
The Lawn Club (d)	50%	50%	3,926	1,266	(453)	—
Ssäm Bar (d)(e)	50%	50%	—	—	—	(398)
Tin Building by Jean-Georges (d)(e)	65%	65%	13,583	11,658	(9,661)	(10,208)
Jean-Georges Restaurants	25%	25%	14,370	14,535	(166)	(214)
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—
KR Holdings	50%	50%	491	486	5	—
West End Alexandria (d)	58%	58%	60,291	56,757	34	5
			199,654	206,479	(22,377)	(7,835)
Other equity investments (f)			13,779	13,779	3,242	3,033
Investments in unconsolidated ventures			$213,433	$220,258	$(19,135)	$(4,802)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $10.5 million at March 31, 2024, and $10.9 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)TEN.m.flats was in a deficit position of $4.0 million at March 31, 2024, and $4.7 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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
HHH 2024 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(f)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of March 31, 2024, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional detail.

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

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100% owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening, and operating costs of the Tin Building by Jean-Georges. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of March 31, 2024, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss as of March 31, 2024, is equal to the $13.6 million carrying value of the investment as of that date. The Company funded capital contributions of $11.6 million for the three months ended March 31, 2024, and $48.1 million for the year ended December 31, 2023.

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

HHH 2024 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of March 31, 2024, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

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

Floreo In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) for $59.0 million and entered into a Limited Liability Company Agreement (LLC Agreement) with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the new Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first land sales closed in the first quarter of 2024.

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $96.1 million as of March 31, 2024. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of March 31, 2024, the Company’s maximum exposure to loss on this investment is limited to the $57.1 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

HHH 2024 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Development plans for the remaining 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks and public transportation. Foulger-Pratt will manage construction of the development. Demolition began in the second quarter of 2022 and was completed in 2023, with completion of infrastructure work expected in 2025.

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

Operating Assets In February 2024, the Company completed the sale of Creekside Park Medical Plaza, a 32,689 square-foot medical office building in The Woodlands, Texas, for $14.0 million, resulting in a gain of $4.8 million.

In December 2023, the Company completed the sale of Memorial Hermann Medical Office, a 20,000 square-foot medical office building in The Woodlands, Texas, for $9.6 million, resulting in a gain of $3.2 million.

In July 2023, the Company completed the sale of two self-storage facilities with a total of 1,370 storage units in The Woodlands, Texas, for $30.5 million, resulting in a gain of $16.1 million.

In March 2023, the Company completed the sale of two land parcels in Honolulu, Hawai‘i, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million.

HHH 2024 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the three months ended March 31, 2024 and 2023.

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	March 31, 2024	December 31, 2023
Security, escrow, and other deposits	$83,708	$81,891
Special Improvement District receivable, net	75,447	74,899
In-place leases, net	34,447	35,490
Intangibles, net	21,076	21,894
Other	20,271	19,248
Interest rate derivative assets	14,856	10,318
Prepaid expenses	13,789	16,984
Tenant incentives and other receivables, net	11,301	10,840
TIF receivable, net	3,807	6,371
Net investment in lease receivable	2,823	2,883
Notes receivable, net	1,088	1,558
Condominium inventory	562	671
Other assets, net	$283,175	$283,047

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	March 31, 2024	December 31, 2023
Condominium deposit liabilities	$528,536	$478,870
Construction payables	297,086	257,227
Deferred income	112,608	118,432
Tenant and other deposits	45,165	29,976
Accounts payable and accrued expenses	35,930	49,363
Accrued interest	30,305	54,301
Accrued real estate taxes	23,477	30,096
Other	19,533	24,461
Accrued payroll and other employee liabilities	15,491	33,314
Accounts payable and other liabilities	$1,108,131	$1,076,040

HHH 2024 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net All mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

thousands	March 31, 2024	December 31, 2023
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,482,958	1,485,494
Special Improvement District bonds	64,928	65,627
Variable-rate debt (a)
Secured Bridgeland Notes	475,000	475,000
Secured mortgages payable	1,365,049	1,276,489
Unamortized deferred financing costs (b)	(46,692)	(49,990)
Mortgages, notes, and loans payable, net	$5,391,243	$5,302,620
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

As of March 31, 2024, land, buildings and equipment, developments, and other collateral with a net book value of $4.9 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

The following table summarizes the Company’s Secured mortgages payable:

	March 31, 2024				December 31, 2023
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,482,958	3.13% - 8.67%	4.46%	7.0	$1,485,494	3.13% - 8.67%	4.46%	7.2
Variable rate (b)	1,365,049	7.07% - 10.41%	8.75%	1.9	1,276,489	7.08% - 10.48%	8.73%	2.2
Secured mortgages payable	$2,848,007	3.13% - 10.41%	6.52%	4.5	$2,761,983	3.13% - 10.48%	6.44%	4.9
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of March 31, 2024, and December 31, 2023, excluding the effects of interest rate derivatives.

HHH 2024 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 8.04% as of March 31, 2024, and 7.98% as of December 31, 2023. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

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

During 2024, the Company’s mortgage activity included draws on existing mortgages of $89.0 million and repayments of $3.7 million. As of March 31, 2024, the Company’s secured mortgage loans had $1.0 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 7.00% with maturities ranging from 2025 to 2053 as of March 31, 2024. During the three months ended March 31, 2024, no obligations were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 7.62%. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million. An additional $67.0 million was drawn in the second quarter of 2023 and $133.0 million was drawn in the third quarter of 2023, bringing outstanding borrowings to $475.0 million as of March 31, 2024.

Debt Compliance As of March 31, 2024, the Company was in compliance with all property-level debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2024 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

	March 31, 2024				December 31, 2023
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$14,856	$—	$14,856	$—	$10,318	$—	$10,318	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		March 31, 2024		December 31, 2023
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$891,830	$891,830	$1,053,057	$1,053,057
Accounts receivable, net (a)	Level 3	111,117	111,117	115,045	115,045
Notes receivable, net (b)	Level 3	1,088	1,088	1,558	1,558

Liabilities:
Fixed-rate debt (c)	Level 2	3,597,886	3,264,288	3,601,121	3,294,431
Variable-rate debt (c)	Level 2	1,840,049	1,840,049	1,751,489	1,751,489
(a)Accounts receivable, net is shown net of an allowance of $15.7 million at March 31, 2024, and $15.0 million at December 31, 2023. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at March 31, 2024, and December 31, 2023.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of March 31, 2024. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

HHH 2024 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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
The fair value was measured as of the impairment date in the third quarter of 2023 using a discounted cash flow analysis to determine fair value, with capitalization rates ranging from 5.5% to 6.75%, discount rates ranging from 8.5% to 13.3%, and restaurant multiples ranging from 8.3 to 11.8.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of March 31, 2024, or as of December 31, 2023.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2023 and 2024 related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $4.3 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.
HHH 2024 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	March 31, 2024	December 31, 2023
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	$2,404	$2,274
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	1,907	1,804
Interest rate collar	55,615	2.00% - 4.50%	6/1/2023	6/1/2025	770	417
Interest rate collar	63,031	2.00% - 4.50%	6/1/2023	6/1/2025	903	440

Derivative instruments designated as hedging instruments:
Interest rate swap (c)	175,000	3.69%	1/3/2023	1/1/2027	2,500	117
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	14	28
Interest rate cap	73,900	5.00%	12/22/2022	12/21/2025	242	223
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	2,878	2,496
Interest rate swap	34,744	4.89%	11/1/2019	1/1/2032	3,238	2,519

Total fair value derivative assets					$14,856	$10,318
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $2.2 million for the three months ended March 31, 2024, and $4.2 million for the three months ended March 31, 2023.
(c)In the first quarter of 2024, the Company terminated a portion of this swap, reducing the notional amount from $200.0 million to $175.0 million.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
thousands	2024	2023
Interest rate derivatives	$3,830	$(2,651)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended March 31,
thousands	2024	2023
Interest expense	$1,205	$2,679

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The Company also has agreements at the property level with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of March 31, 2024.

HHH 2024 FORM 10-Q | 19

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

Columbia The Company is currently developing certain property it owns in the Lakefront neighborhood of Downtown Columbia, which is subject to certain recorded documents, covenants, and restrictions (Covenants). Under the Covenants, HHH is the master developer of the Lakefront neighborhood. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (Hotel Lot) subject to the Covenants. IMH has made demands that HHH accede to IMH’s development plans for the Hotel Lot and HHH has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that the Covenants’ limitations on changes in use and onsite parking were consented to by HHH, or are otherwise obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHH's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHH breaching the Covenants by prohibiting IMH from proceeding with their proposed development, and (4) declarations finding that HHH had breached the shared parking related Covenants relating to HHH’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million. HHH plans to file a notice of appeal and motion to reduce the damage award. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

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

Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company will pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover all the repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $158.4 million, inclusive of $3.0 million of additional costs recognized in the first quarter of 2024. The sixth and final amendment of resolution of disputes and release agreement was executed during the first quarter of 2024, thereby releasing the Company from any further claims or demands from the Waiea homeowners association arising from or relating to the construction or repair of the condominium project. As of March 31, 2024, $2.6 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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

HHH 2024 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Letters of Credit and Surety Bonds As of March 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $461.6 million. As of December 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $470.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.8 million for the three months ended March 31, 2024, compared to $1.3 million for the three months ended March 31, 2023. The amortization of above and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of March 31, 2024, and December 31, 2023, there were no events requiring financial performance under these guarantees.

Floreo In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing. Outstanding borrowings as of March 31, 2024, were $96.1 million. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of March 31, 2024, and December 31, 2023. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of March 31, 2024, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Downtown Columbia The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland, for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of March 31, 2024, any obligations to pay special taxes are not probable.

HHH 2024 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

10. Income Taxes

	Three Months Ended March 31,
thousands except percentages	2024	2023
Income tax expense (benefit)	$(17,195)	$(1,278)
Income (loss) before income taxes	(69,662)	(23,905)
Effective tax rate	24.7%	5.3%

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

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,830
(Gain) loss reclassified to net income	(1,205)
Net current-period other comprehensive Income (loss)	2,625
Balance at March 31, 2024	$3,897

Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(2,651)
(Gain) loss reclassified to net income	(2,679)
Net current-period other comprehensive income (loss)	(5,330)
Balance at March 31, 2023	$5,005

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended March 31,		Affected line items in the Statements of Operations
thousands	2024	2023
(Gains) losses on cash flow hedges	$(1,561)	$(3,462)	Interest expense
Income tax expense (benefit)	356	783	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(1,205)	$(2,679)

HHH 2024 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Earnings Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock-based compensation plans is computed using the treasury stock method. The dilutive effect of the warrants, which expired without being exercised in 2023, were computed using the if-converted method.

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended March 31,
thousands except per share amounts	2024	2023
Net income (loss)
Net income (loss)	$(52,467)	$(22,627)
Net (income) loss attributable to noncontrolling interests	(10)	(118)
Net income (loss) attributable to common stockholders	$(52,477)	$(22,745)

Shares
Weighted-average common shares outstanding - basic	49,663	49,455
Weighted-average common shares outstanding - diluted	49,663	49,455

Net income (loss) per common share
Basic income (loss) per share	$(1.06)	$(0.46)
Diluted income (loss) per share	$(1.06)	$(0.46)

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	688	790
Warrants	—	2,053

Common Stock Repurchases In October 2021, the Company’s board of directors (Board) authorized a share repurchase program, pursuant to which the Company was authorized to purchase up to $250.0 million of its common stock through open-market transactions. The Company repurchased $96.6 million in 2021 and $153.4 million in 2022, thereby completing all authorized purchases under the October 2021 program.

In March 2022, the Board authorized an additional share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. In 2022, the Company repurchased approximately $235.0 million. The date and time of any repurchases will depend upon market conditions and the program may be suspended or discontinued at any time.

HHH 2024 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

13. Revenues

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended March 31,
thousands	2024	2023
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$23	$6,087
Master Planned Communities land sales	32,415	59,361
Builder price participation	12,566	14,009
Total	45,004	79,457

Recognized at a point in time or over time:
Other land, rental, and property revenues	18,383	18,968

Rental and lease-related revenues
Rental revenue	107,751	97,864
Total revenues	$171,138	$196,289

Revenues by segment
Operating Assets revenues	$110,152	$100,925
Master Planned Communities revenues	48,875	77,013
Seaport revenues	11,502	11,897
Strategic Developments revenues	593	6,440
Corporate revenues	16	14
Total revenues	$171,138	$196,289

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2023	$579,328
Consideration earned during the period	(16,762)
Consideration received during the period	74,674
Balance at March 31, 2024	$637,240

Balance at December 31, 2022	$457,831
Consideration earned during the period	(16,919)
Consideration received during the period	78,366
Balance at March 31, 2023	$519,278

HHH 2024 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of March 31, 2024, is $3.5 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,060,125	$1,087,244	$1,316,260

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

14. Leases

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 2 years to approximately 50 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings and office space constructed on its ground leases to third parties. The Company’s operating leases primarily relate to the Seaport ground leases.

The Company’s leased assets and liabilities are as follows:

thousands	March 31, 2024	December 31, 2023
Operating lease right-of-use assets	$45,649	$44,897
Operating lease obligations	53,065	51,584

HHH 2024 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The components of lease cost are as follows:

	Three Months Ended March 31,
thousands	2024	2023
Operating lease cost	$1,729	$1,708
Variable lease cost	663	392
Total lease cost	$2,392	$2,100

Future minimum lease payments as of March 31, 2024, are as follows:

thousands	Operating Leases
Remainder of 2024	$3,575
2025	5,117
2026	4,093
2027	3,360
2028	3,424
Thereafter	240,646
Total lease payments	260,215
Less: imputed interest	(207,150)
Present value of lease liabilities	$53,065

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Three Months Ended March 31,
thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,482	$1,097

Other Information	March 31, 2024	March 31, 2023
Weighted-average remaining lease term (years)
Operating leases	42.8	43.9
Weighted-average discount rate
Operating leases	7.7%	7.8%

Lessor Arrangements The Company receives rental income from the leasing of retail, office, multi-family, and other space under operating leases, as well as certain variable tenant recoveries. Operating leases for retail, office, and other properties are with a variety of tenants and have a remaining average term of approximately five years. Lease terms generally vary among tenants and may include early termination options, extension options, and fixed rental rate increases or rental rate increases based on an index. Multi-family leases generally have a term of 12 months or less. Minimum rent revenues related to operating leases are as follows:

	Three Months Ended March 31,
thousands	2024	2023
Total minimum rent payments	$61,756	$57,797

HHH 2024 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Total future minimum rents associated with operating leases are as follows as of March 31, 2024:

thousands	Total Minimum Rent
Remainder of 2024	$191,134
2025	247,340
2026	233,614
2027	222,423
2028	200,565
Thereafter	848,934
Total	$1,944,010

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

15. Segments

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

HHH 2024 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended March 31, 2024
Total revenues	$110,152	$48,875	$11,502	$593	$171,122
Total operating expenses	(51,395)	(25,049)	(21,485)	(8,654)	(106,583)
Segment operating income (loss)	58,757	23,826	(9,983)	(8,061)	64,539
Depreciation and amortization	(44,156)	(110)	(5,757)	(1,419)	(51,442)
Interest income (expense), net	(33,476)	15,246	(2,012)	4,024	(16,218)
Other income (loss), net	408	—	—	3	411
Equity in earnings (losses) from unconsolidated ventures	5,817	(14,711)	(10,280)	39	(19,135)
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	—	—	—	4,794
Segment EBT	$(7,856)	$24,251	$(28,032)	$(5,414)	$(17,051)
Corporate income, expenses, and other items					(35,416)
Net income (loss)					(52,467)
Net (income) loss attributable to noncontrolling interests					(10)
Net income (loss) attributable to common stockholders					$(52,477)

Three Months Ended March 31, 2023
Total revenues	$100,925	$77,013	$11,897	$6,440	$196,275
Total operating expenses	(47,599)	(34,351)	(18,916)	(11,059)	(111,925)
Segment operating income (loss)	53,326	42,662	(7,019)	(4,619)	84,350
Depreciation and amortization	(39,632)	(107)	(10,527)	(943)	(51,209)
Interest income (expense), net	(28,911)	15,812	1,186	2,063	(9,850)
Other income (loss), net	2,282	(103)	1	94	2,274
Equity in earnings (losses) from unconsolidated ventures	1,905	4,108	(10,820)	5	(4,802)
Gain (loss) on sale or disposal of real estate and other assets, net	4,730	—	—	—	4,730
Segment EBT	$(6,300)	$62,372	$(27,179)	$(3,400)	$25,493
Corporate income, expenses, and other items					(48,120)
Net income (loss)					(22,627)
Net (income) loss attributable to noncontrolling interests					(118)
Net income (loss) attributable to common stockholders					$(22,745)

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	March 31, 2024	December 31, 2023
Operating Assets	$3,561,321	$3,577,694
Master Planned Communities	3,435,883	3,358,821
Seaport	486,713	485,898
Strategic Developments	1,840,743	1,638,955
Total segment assets	9,324,660	9,061,368
Corporate	311,231	515,635
Total assets	$9,635,891	$9,577,003

HHH 2024 FORM 10-Q | 28

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this quarterly report on Form 10-Q (the Quarterly Report) and in the Howard Hughes Holdings Inc. (HHH or the Company) audited annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the Securities and Exchange Commission (SEC) on February 27, 2024 (the Annual Report). All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report.

HHH 2024 FORM 10-Q | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

Certain statements contained in or incorporated by reference into this Quarterly Report, including, without limitation, those related to our future operations constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. All statements other than statements of historical fact included in this Quarterly Report are forward-looking statements and may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression.

These forward-looking statements involve known and unknown risks, uncertainties, and other important factors that could cause our actual results, performance or achievements, or industry results, to differ materially from any predictions of future results, performance or achievements that we express or imply in this Quarterly Report or in the information incorporated herein by reference.

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities (MPC) assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans
–    the potential impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows, and performance of our Company; and
–    descriptions of assumptions underlying or relating to any of the foregoing.

Some of the risks, uncertainties, and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

–our ability to satisfy the necessary conditions and complete the spinoff on a timely basis (or at all)
–our ability to realize the anticipated benefits of the spinoff
–the effects of the spinoff on our ongoing business
–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal, and policy interventions in anticipation of our reaction to such events
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–rising interest rates and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
HHH 2024 FORM 10-Q | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
–mismatch of supply and demand, including interruptions of supply lines
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–our dependence on the operations and funds of our subsidiaries, including The Howard Hughes Corporation
–catastrophic events or geopolitical conditions, such as international armed conflicts, or a resurgence of the COVID-19 pandemic; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Although we presently believe that the plans, expectations, and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain, and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

The above list of risks and uncertainties is only a summary of some of the most important factors and is not intended to be exhaustive. Additional information regarding risk factors that may affect us is included in our 2023 Annual Report. The risk factors contained in our 2023 Annual Report are updated by us from time to time in Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other filings that we make with the SEC.

HHH 2024 FORM 10-Q | 31

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

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as the Company’s ownership stake in Jean-Georges Restaurants and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

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

HHH 2024 FORM 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

First Quarter 2024 Highlights

Comparison of the three months ended March 31, 2024, to the three months ended March 31, 2023

Total Company
–Net income attributable to common stockholders decreased to a net loss of $52.5 million for the current quarter, compared to a net loss of $22.7 million for the prior-year period, primarily attributed to reduced MPC commercial land sales, lower equity earnings from The Summit, and increased G&A expenses associated with the anticipated spinoff of Seaport Entertainment.
–We continue to maintain a strong liquidity position with $462.7 million of cash and cash equivalents, $1.0 billion of undrawn lender commitment available to be drawn for property development and limited near-term debt maturities.

Operating Assets
–Operating Assets NOI totaled $58.3 million in the current quarter, a $4.0 million increase compared to $54.3 million in the prior-year period.
–Office NOI increased $2.8 million, primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy and a tenant bankruptcy at 1725 Hughes Landing.
–Multi-family NOI increased $1.1 million, primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, partially offset by winter-weather-related insurance recoveries in 2023.

MPC
–MPC Earnings Before Tax (EBT) totaled $24.3 million in the current quarter, a $38.1 million decrease compared to $62.4 million in the prior-year period.
–The decrease in EBT was primarily due to lower equity earnings at The Summit and lower commercial MPC sales, net of MPC costs at Bridgeland.

Seaport
–Seaport NOI totaled a loss of $8.6 million in the current quarter, a $3.0 million decrease compared to a loss of $5.6 million in the prior-year period. This change was primarily due to reduced restaurant revenue at Pier 17 and lower sponsorship revenue, partially offset by improved rental revenue from the Fulton Market Building, which is now 100% occupied.
–Seaport NOI excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business. Tin Building by Jean-Georges NOI was a loss of $8.7 million in the current quarter and a loss of $9.2 million in the prior-year period. See Seaport segment discussion for additional detail.

Strategic Developments
–Strategic Developments EBT totaled a loss of $5.4 million in the current quarter, a $2.0 million decrease compared to a loss of $3.4 million in the prior-year period.
–The decrease in EBT was primarily attributable to a $2.4 million decrease in profits from condominium sales, with no sales closed during the current quarter, compared to closings of one unit at Kō'ula and four units at ‘A‘ali‘i during the prior-year period. The lower volume of condominium closings is expected as our completed towers are 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–We launched public pre-sales for The Launiu, our eleventh condominium project at Ward Village, in February 2024. As of March 31, 2024, we have pre-sold 182 units, representing 37.5% of available units.
–We contracted 14 units at The Park Ward Village and Kalae during the current quarter. As of March 31, 2024, The Park Ward Village was 94.9% pre-sold and Kalae was 90.0% pre-sold. Construction on Kalae is expected to begin in the second quarter of 2024.
–We launched public pre-sales at The Ritz Carlton Residences in The Woodlands in late March 2024. As of March 31, 2024, we have pre-sold 56 units, representing 50.5% of available units.
–During the current quarter, we commenced construction on Village Green at Bridgeland Central, a retail property in Bridgeland.
–We incurred a $3.0 million charge during the current quarter to fund the final remediation expenditures related to window construction defects at Waiea in Ward Village. The Company continues to vigorously pursue recovery of all Waiea remediation costs from the general contractor and other responsible parties.
HHH 2024 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended March 31,
thousands	2024	2023	$ Change
Rental revenue	$101,200	$92,475	$8,725
Other land, rental, and property revenues	8,952	8,450	502
Total revenues	110,152	100,925	9,227

Operating costs	(37,477)	(35,420)	(2,057)
Rental property real estate taxes	(13,875)	(14,580)	705
(Provision for) recovery of doubtful accounts	(43)	2,401	(2,444)
Total operating expenses	(51,395)	(47,599)	(3,796)
Segment operating income (loss)	58,757	53,326	5,431
Depreciation and amortization	(44,156)	(39,632)	(4,524)
Interest income (expense), net	(33,476)	(28,911)	(4,565)
Other income (loss), net	408	2,282	(1,874)
Equity in earnings (losses) from unconsolidated ventures	5,817	1,905	3,912
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	4,730	64
Segment EBT	$(7,856)	$(6,300)	$(1,556)

For the three months ended March 31, 2024:

Operating Assets segment EBT decreased $1.6 million compared to the prior-year period primarily due to the following:
–Interest expense increased $4.6 million primarily due to increased borrowings on construction loans secured by our operating assets.
–Depreciation expense increased $4.5 million primarily related to new assets placed in service during 2023.
–Other income decreased $1.9 million primarily due to winter-weather-related insurance recoveries in 2023.

These decreases to EBT were partially offset by the following:
–Equity earnings increased $3.9 million primarily as a result of a $2.4 million increase related to the change in value of certain derivative instruments.
–Total revenues, net of Total operating expenses increased $5.4 million primarily due to increased leasing activity across our portfolio, primarily related to 9950 Woodloch Forest and our newly completed multi-family properties.

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
HHH 2024 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below. Refer to the Seaport section for a reconciliation of Seaport segment EBT to Seaport NOI.

Operating Assets NOI	Three Months Ended March 31,
thousands	2024	2023	$ Change
Total Operating Assets segment EBT	$(7,856)	$(6,300)	$(1,556)
Add back:
Depreciation and amortization	44,156	39,632	4,524
Interest (income) expense, net	33,476	28,911	4,565
Equity in (earnings) losses from unconsolidated ventures	(5,817)	(1,905)	(3,912)
(Gain) loss on sale or disposal of real estate and other assets, net	(4,794)	(4,730)	(64)
Impact of straight-line rent	(847)	(1,113)	266
Other	(54)	(185)	131
Operating Assets NOI	$58,264	$54,310	$3,954

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended March 31,
thousands	2024	2023	$ Change
Office	$30,598	$27,785	$2,813
Retail	14,567	14,618	(51)
Multi-family	13,777	12,633	1,144
Other	(623)	(823)	200
Redevelopments (a)	—	(10)	10
Dispositions (a)	(55)	107	(162)
Operating Assets NOI	$58,264	$54,310	$3,954
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

For the three months ended March 31, 2024:

Operating Assets NOI increased $4.0 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.8 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy and a tenant bankruptcy at 1725 Hughes Landing.
–Multi-family NOI increased $1.1 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, partially offset by winter-weather-related insurance recoveries in 2023.
–These increases were partially offset by a $0.2 million decrease primarily related to the disposition of two self-storage properties in The Woodlands in 2023.

HHH 2024 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

MPC Segment EBT	Three Months Ended March 31,
thousands	2024	2023	$ Change
Master Planned Community land sales (a)	$32,415	$59,361	$(26,946)
Other land, rental, and property revenues	3,894	3,643	251
Builder price participation (b)	12,566	14,009	(1,443)
Total revenues	48,875	77,013	(28,138)

Master Planned Communities cost of sales	(12,904)	(22,003)	9,099
Operating costs	(12,145)	(12,348)	203
Total operating expenses	(25,049)	(34,351)	9,302
Segment operating income (loss)	23,826	42,662	(18,836)
Depreciation and amortization	(110)	(107)	(3)
Interest income (expense), net	15,246	15,812	(566)
Other income (loss), net	—	(103)	103
Equity in earnings (losses) from unconsolidated ventures	(14,711)	4,108	(18,819)
Segment EBT	$24,251	$62,372	$(38,121)
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

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended March 31,
thousands	2024	2023	$ Change
Bridgeland	$17,247	$31,104	$(13,857)
Summerlin	7,309	28,390	(21,081)
Teravalis (a)	943	(1,009)	1,952
The Woodlands	(2,350)	2,295	(4,645)
The Woodlands Hills	1,102	1,592	(490)
Segment EBT	$24,251	$62,372	$(38,121)

Floreo (b)	$2,425	$(952)	$3,377
(a)As of March 31, 2024, the Company owns an 88.0% interest and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.
(b)These amounts represent 100% of Floreo EBT. The Company owns a 50% interest in Floreo. Refer to Note 2 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for a description of the joint venture and further discussion.

HHH 2024 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended March 31, 2024:

MPC Segment EBT decreased $38.1 million compared to the prior-year period primarily due to the following:

Summerlin EBT decreased $21.1 million compared to the prior-year period.
–Equity earnings at The Summit decreased $20.6 million. Land and clubhouse unit sales decreased in the first quarter of 2024, compared to the prior-year period due to low remaining inventory.
–Builder price participation decreased $2.4 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.
–MPC sales, net of MPC cost of sales increased $0.9 million primarily due to the following activity:
–increase due to $3.3 million more revenue recognized out of deferred revenue in the first quarter of 2024, compared to the prior-year period
–decrease in custom lots sold, with no lots sold in the first quarter of 2024, compared to one lot sold at a price of $2.0 million per lot in the prior-year period. The lot sold in the prior-year period was the last custom lot currently available.

Bridgeland EBT decreased $13.9 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $12.7 million primarily due to the following activity:
–decrease in commercial acres sold partially offset by an increase in price per acre, with 3.5 acres sold at an average price of $801,000 per acre in the first quarter of 2024, compared to 108.8 acres sold at an average price of $247,000 in the prior-year period
–increase in residential acres sold, with 30.7 acres sold at an average price of $601,000 per acre in the first quarter of 2024, compared to 22.5 acres sold at an average price of $542,000 per acre in the prior-year period

The Woodlands EBT decreased $4.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $5.0 million primarily due to the following activity:
–decrease in residential acres sold, with no acres sold in the first quarter of 2024, compared to 3.5 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.9 million per acre in the prior-year period. The decrease in acres sold is expected as only one custom lot remains at Aria Isle.

The Woodlands Hills EBT decreased $0.5 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $1.0 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 0.4 acres sold at an average price of $538,000 per acre in the first quarter of 2024, compared to 4.9 acres sold at an average price of $431,000 per acre in the prior-year period

Teravalis EBT increased $2.0 million compared to the prior-year period.
–Equity earnings at Floreo increased $1.7 million primarily related to the closings of the first Floreo land sales in the first quarter of 2024.

HHH 2024 FORM 10-Q | 37

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

Below is a reconciliation of segment EBT to MPC Net Contribution:

MPC Net Contribution	Three Months Ended March 31,
thousands	2024	2023	$ Change
MPC segment EBT	$24,251	$62,372	$(38,121)
Plus:
Master Planned Communities cost of sales	12,904	22,003	(9,099)
Depreciation and amortization	110	107	3
MUD and SID bonds collections, net (a)	248	1,364	(1,116)
Less:
MPC development expenditures	(77,098)	(89,345)	12,247
Equity in (earnings) losses from unconsolidated ventures	14,711	(4,108)	18,819
MPC Net Contribution	$(24,874)	$(7,607)	$(17,267)
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution decreased $17.3 million for the three months ended March 31, 2024, compared to the prior-year period, primarily due to lower MPC land sales and MUD and SID bond collections, net, partially offset by a decrease in MPC development expenditures.

MPC Land Inventory The following table summarizes MPC land inventory activity for the three months ended March 31, 2024:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2023	$533,031	$1,079,927	$544,824	$172,652	$115,239	$2,445,673
Development expenditures (a)	27,777	39,849	235	871	8,366	77,098
MPC Cost of sales	(9,392)	(3,427)	—	(2)	(83)	(12,904)
MUD reimbursable costs (b)	(19,323)	—	—	(80)	(6,723)	(26,126)
Transfer to Strategic Development and Operating Assets Segments	—	—	—	(4,294)	—	(4,294)
Other	9,870	(3,297)	(53)	—	(4,429)	2,091
Balance March 31, 2024	$541,963	$1,113,052	$545,006	$169,147	$112,370	$2,481,538
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHH 2024 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan and the Las Vegas Aviators Triple-A Minor League Baseball team, as well as the Company’s ownership stake in Jean-Georges Restaurants and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas. HHH is establishing Seaport Entertainment with the intention of completing its spinoff as an independent, publicly traded company in 2024, but there can be no assurance regarding the ultimate timing of the spinoff or that the spinoff will ultimately occur.

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

Managed Businesses Managed Businesses represent retail and food and beverage businesses in the Historic District and Pier 17 that the Company owns, either wholly or through partnerships with third parties, and operates, including license and management agreements. These businesses include, among others, The Fulton, Mister Dips, Carne Mare, The Lawn Club, and Malibu Farm. The Fulton and Malibu Farm are managed by Creative Culinary Management Company, LLC (CCMC), a Jean-Georges company, and Mister Dips and Carne Mare are managed by Seaport F&B LLC, an Andrew Carmellini company. These management companies are responsible for employment and supervision of all employees providing services for the food and beverage operations and restaurant as well as day-to-day operations and accounting for food and beverage operations.

The Company owns a 25% interest in Jean-Georges Restaurants, which currently operates over 40 restaurant and hospitality offerings around the world. This ownership interest is reported in accordance with the equity method.

Tin Building The Tin Building includes both landlord operations and managed business. The Company owns 100% of the Tin Building, which was completed and placed in service during the third quarter of 2022. The Company leases 100% of the rentable space to the Tin Building by Jean-Georges joint venture, a managed business in which the Company has an equity ownership interest and reports its ownership interest in accordance with the equity method. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently recognizes all of the economic interest in the venture. The Company recognizes lease payments from the Tin Building by Jean-Georges in Rental revenue and recognizes its share of income or losses from the joint venture in equity earnings. As the Company currently recognizes 100% of operating income or losses from the Tin Building by Jean-Georges, the Tin Building lease has no net impact to Seaport EBT. However, Seaport NOI includes only rental revenue related to the Tin Building lease payments and does not include the rent expense in equity earnings, as equity earnings are excluded from NOI by definition.

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery and is managed by CCMC, a Jean-Georges company.

HHH 2024 FORM 10-Q | 39

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

Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program was completed in December 2023. Various lawsuits have been filed challenging the governmental approval of our development project. For additional information regarding these lawsuits, see Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended March 31,
thousands	2024	2023	$ Change
Rental revenue (a)	$6,382	$5,389	$993
Other land, rental, and property revenues	5,120	6,508	(1,388)
Total revenues	11,502	11,897	(395)

Operating costs	(20,518)	(18,767)	(1,751)
Rental property real estate taxes	(176)	(168)	(8)
(Provision for) recovery of doubtful accounts	(791)	19	(810)
Total operating expenses	(21,485)	(18,916)	(2,569)
Segment operating income (loss)	(9,983)	(7,019)	(2,964)
Depreciation and amortization	(5,757)	(10,527)	4,770
Interest income (expense), net	(2,012)	1,186	(3,198)
Other income (loss), net	—	1	(1)
Equity in earnings (losses) from unconsolidated ventures (a)	(10,280)	(10,820)	540
Segment EBT	$(28,032)	$(27,179)	$(853)
(a) Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $2.9 million for the three months ended March 31, 2024, and $2.8 million for the three months ended March 31, 2023. Refer to the Tin Building discussion above for additional detail.

For the three months ended March 31, 2024:

Seaport segment EBT decreased $0.9 million compared to the prior-year periods primarily due to the following:
–Total revenues, net of Operating costs decreased $2.1 million primarily due to reduced restaurant revenue at Pier 17, lower sponsorship revenue, and increased costs associated with the planned spinoff of Seaport Entertainment, partially offset by improved rental revenue from the Fulton Market Building, which is now 100% occupied.
–As a result of the impairment of our Seaport assets in the third quarter of 2023, current period EBT includes a net increase of $1.6 million due to lower depreciation and amortization expense, offset by increased interest expense due to lower capitalized interest.

HHH 2024 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended March 31,
thousands	2024	2023	$ Change
Total Seaport segment EBT	$(28,032)	$(27,179)	$(853)
Add back:
Depreciation and amortization	5,757	10,527	(4,770)
Interest (income) expense, net	2,012	(1,186)	3,198
Equity in (earnings) losses from unconsolidated ventures	10,280	10,820	(540)
Impact of straight-line rent	502	586	(84)
Other (income) loss, net	876	847	29
Seaport NOI	$(8,605)	$(5,585)	$(3,020)

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 68% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended March 31,
thousands	2024	2023	$ Change
Landlord Operations	$(4,853)	$(4,290)	$(563)
Landlord Operations - Multi-family	58	28	30
Managed Businesses	(3,142)	(2,536)	(606)
Tin Building	2,258	2,415	(157)
Events and Sponsorships	(2,926)	(1,202)	(1,724)
Seaport NOI	$(8,605)	$(5,585)	$(3,020)

Seaport NOI decreased $3.0 million for the three months ended March 31, 2024, primarily due to increased costs associated with the planned spinoff of Seaport Entertainment. Additionally, the decrease in Events and Sponsorships NOI was impacted by lower sponsorship revenue, and the decrease in Managed Businesses NOI was impacted by lower revenues across our restaurant portfolio related to poor weather conditions in the current year.

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

	Three Months Ended March 31,
thousands	2024	2023	$ Change
Tin Building	$2,258	$2,415	$(157)
Tin Building by Jean-Georges	(8,746)	(9,158)	412
Total	$(6,488)	$(6,743)	$255

HHH 2024 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended March 31,
thousands	2024	2023	$ Change
Condominium rights and unit sales	$23	$6,087	$(6,064)
Rental revenue	169	—	169
Other land, rental, and property revenues	401	353	48
Total revenues	593	6,440	(5,847)

Condominium rights and unit cost of sales	(3,861)	(4,536)	675
Operating costs	(4,149)	(5,852)	1,703
Rental property real estate taxes	(644)	(671)	27
Total operating expenses	(8,654)	(11,059)	2,405
Segment operating income (loss)	(8,061)	(4,619)	(3,442)
Depreciation and amortization	(1,419)	(943)	(476)
Interest income (expense), net	4,024	2,063	1,961
Other income (loss), net	3	94	(91)
Equity in earnings (losses) from unconsolidated ventures	39	5	34
Segment EBT	$(5,414)	$(3,400)	$(2,014)

For the three months ended March 31, 2024:

Strategic Developments segment EBT decreased $2.0 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales decreased $2.4 million, excluding the change in remediation costs of $3.0 million discussed below, due to the timing of condominium closings. We had no condominium closings during the three months ended March 31, 2024, compared to one unit at Kō'ula and four units at ‘A‘ali‘i during the prior-year period. The lower volume of condominium closings is expected as our completed towers are now 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–Condominium cost of sales includes an increase of $3.0 million due to charges related to the defect remediation at Waiea. We charged $3.0 million in the first quarter of 2024, to fund the final remediation expenditures, compared to no additional costs charged in the prior-year period.
–Operating costs decreased $1.7 million, primarily due to a decrease in legal costs compared to the prior-year period.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums As of March 31, 2024, our six completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, and Kō‘ula, are completely sold.

HHH 2024 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Condominiums Under Construction

Ward Village As of March 31, 2024, 98.2% of the units at our three towers under construction, Victoria Place, The Park Ward Village, and Ulana Ward Village, are under contract. We broke ground on Victoria Place in February 2021, and expect to complete construction in the fourth quarter of 2024. Victoria Place, which is 100.0% presold, will consist of 349 one-, two- and three-bedroom units.

We broke ground on The Park Ward Village, in October 2022, and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of March 31, 2024, we have entered into contracts for 517 units, representing 94.9% of total units.

We broke ground on Ulana Ward Village, in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100.0% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

Predevelopment Condominiums

Ward Village We launched public presales of Kalae in September 2022, and expect to begin construction in the second quarter of 2024. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of March 31, 2024, we have entered into contracts for 296 units, representing 90.0% of total units.

We launched public presales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of March 31, 2024, we have entered into contracts for 182 units, representing 37.5% of total units.

The Woodlands We launched public presales of our first condominium project in The Woodlands, The Ritz-Carlton Residences, in March 2024. The Ritz-Carlton Residences will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of March 31, 2024, we have entered into contracts for 56 units, representing 50.5% of total units.

The following provides further detail for all condominium projects as of March 31, 2024:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Under construction
Victoria Place	Honolulu, HI	—	349	349	100.0%	Q4 2024
The Park Ward Village (c)	Honolulu, HI	—	517	545	94.9%	2026
Ulana Ward Village (d)	Honolulu, HI	—	696	696	100.0%	2025
Predevelopment
Kalae (e)	Honolulu, HI	—	296	329	90.0%	2027
The Launiu (f)	Honolulu, HI	—	182	485	37.5%	2027
The Ritz-Carlton Residences (g)	The Woodlands, TX	—	56	111	50.5%	2027
(a)The retail portions of these projects are 100% leased and have been placed in service.
(b)The retail portion of this project has been placed in service and is 56% leased.
(c)The Park Ward Village will include approximately 26,800 square feet of retail space.
(d)Ulana Ward Village will include approximately 32,100 square feet of retail space.
(e)Kalae will include approximately 2,000 square feet of retail space.
(f)The Launiu will include approximately 10,000 square feet of retail space.
(g)The Ritz-Carlton Residences will include approximately 5,800 square feet of retail space.

HHH 2024 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended March 31,
thousands	2024	2023	$ Change
Corporate income	$16	$14	$2
General and administrative	(30,902)	(23,553)	(7,349)
Corporate interest expense, net	(17,582)	(24,195)	6,613
Corporate other income (loss), net	480	2,707	(2,227)
Corporate depreciation and amortization	(805)	(800)	(5)
Other	(3,818)	(3,571)	(247)
Income tax (expense) benefit	17,195	1,278	15,917
Total Corporate income, expenses, and other items	$(35,416)	$(48,120)	$12,704

For the three months ended March 31, 2024:

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Income tax benefit increased $15.9 million primarily due to a decrease in Income before income taxes. Refer to Note 10 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
–Corporate interest expense, net decreased $6.6 million primarily due to higher interest income driven by higher interest rates and higher average account balances, and due to the change in value related to derivative instruments. Refer to Note 8 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information on derivative instruments.

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $7.3 million primarily attributable to an increased legal and consulting fees related to the planned spinoff of Seaport Entertainment.
–Corporate other income decreased $2.2 million primarily related to higher insurance proceeds in 2023.

HHH 2024 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. In 2024, we drew $89.0 million on existing mortgages and made repayments on mortgages of $3.7 million. As of March 31, 2024, we have $1.0 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Three Months Ended March 31,
thousands	2024	2023
Cash provided by (used in) operating activities	$(171,239)	$(144,270)
Cash provided by (used in) investing activities	(73,636)	(94,096)
Cash provided by (used in) financing activities	83,648	28,601

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from year to year given the changing nature of our development focus. Other than our condominium properties, most of the properties and projects in our Strategic Developments segment do not generate revenues, and the cash flows and earnings may vary. Condominium deposits received from contracted units offset by other various cash uses related to condominium development and sales activities are a substantial portion of our operating activities in 2024. Operating cash continued to be utilized in 2024 to fund ongoing development expenditures in our Strategic Developments and MPC segments, consistent with prior years.

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

Net cash used in operating activities was $171.2 million for the three months ended March 31, 2024, and $144.3 million for the three months ended March 31, 2023. The $27.0 million net increase in cash used in operating activities was primarily due to an $18.9 million increase in interest payments and $5.5 million increase in net cash used associated with our condominiums due to timing, partially offset by a $12.2 million decrease in MPC development expenditures.

Investing Activities Net cash used in investing activities was $73.6 million for the three months ended March 31, 2024, and $94.1 million for the three months ended March 31, 2023. The $20.5 million decrease in net cash used in investing activities was primarily due to a $13.7 million decrease in cash used in property development and redevelopment expenditures and a $12.3 million increase in proceeds from the sale of Creekside Park Medical Plaza, partially offset by an increase in investments in unconsolidated ventures of $6.4 million, primarily related to capital contributions for West End Alexandria and the Lawn Club in the current period.

Financing Activities Net cash provided by financing activities was $83.6 million for three months ended March 31, 2024, and $28.6 million for three months ended March 31, 2023. The $55.0 million increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, notes, and loans payable of $57.0 million.

HHH 2024 FORM 10-Q | 45

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

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of March 31, 2024:

thousands	Remaining in 2024	2025	2026	2027	2028	Thereafter	Total
Mortgages, notes, and loans payable (a)	$257,027	$547,809	$988,528	$302,229	$835,522	$2,506,820	$5,437,935
Interest payments (b)	230,416	264,470	209,688	157,034	131,845	279,899	1,273,352
Ground lease commitments (c)	1,944	2,937	2,992	3,049	3,108	240,242	254,272
Total	$489,387	$815,216	$1,201,208	$462,312	$970,475	$3,026,961	$6,965,559
(a)We expect $246.0 million due in 2024 to be repaid with Victoria Place condo closings.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.
(c)Ground lease commitments totaling $246.9 million relate to the Seaport ground lease, which has an initial expiration date of December 31, 2072, and is subject to extension options through December 31, 2120. Future cash payments are not inclusive of extension options. The remaining $7.4 million in ground lease commitments relates to Kewalo Basin Harbor.

Debt As of March 31, 2024, the Company had $5.4 billion of outstanding debt and $1.0 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional detail. Our proportionate share of the debt of our unconsolidated ventures totaled $144.2 million as of March 31, 2024, and is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information related to the Company’s collateral maintenance obligation.

Debt Compliance As of March 31, 2024, the Company was in compliance with all property-level debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2024 FORM 10-Q | 46

Net Debt The following table summarizes our net debt on a segment basis as of March 31, 2024. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	March 31, 2024
Mortgages, notes, and loans payable, net	$2,329,858	$535,637	$113,187	$381,681	$3,360,363	$2,030,880	$5,391,243
Mortgages, notes, and loans payable of unconsolidated ventures	90,587	53,511	68	—	144,166	—	144,166
Less:
Cash and cash equivalents	(14,904)	(114,494)	(2,034)	(20,541)	(151,973)	(310,727)	(462,700)
Cash and cash equivalents of unconsolidated ventures	(1,591)	(13,225)	(10,473)	(4,023)	(29,312)	—	(29,312)
Special Improvement District receivables	—	(75,447)	—	—	(75,447)	—	(75,447)
Municipal Utility District receivables, net	—	(581,255)	—	(2,967)	(584,222)	—	(584,222)
TIF receivable	—	—	—	(3,807)	(3,807)	—	(3,807)
Net Debt	$2,403,950	$(195,273)	$100,748	$350,343	$2,659,768	$1,720,153	$4,379,921

HHH 2024 FORM 10-Q | 47

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.8 billion of variable-rate debt outstanding at March 31, 2024, of which $250.5 million was swapped to a fixed rate through the use of interest rate swaps and $454.0 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $42.1 million as of March 31, 2024, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 8 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

As of March 31, 2024, annual interest costs would increase approximately $11.4 million for every 1.00% increase in floating interest rates. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of March 31, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHH 2024 FORM 10-Q | 48

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There are no material changes to the risk factors previously disclosed in our 2023 Annual Report.

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

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the first quarter of 2024:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1 - 31, 2024	2,092	$80.08	—	$15,009,600
February 1 - 29, 2024	11,119	$78.79	—	$15,009,600
March 1 - 31, 2024	23	$76.60	—	$15,009,600
Total	13,234	$78.99	—
(a)During the first quarter of 2024, all 13,234 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

HHH 2024 FORM 10-Q | 49

OTHER INFORMATION	Table of Contents
Item 5. Other Information

William A. Ackman, Chairman of our Board of Directors, is the Chief Executive Officer of Pershing Square Capital Management, L.P., a Delaware limited partnership (Pershing Square) and the managing member of PS Management GP, LLC (“PS Management” and, together with Mr. Ackman and Pershing Square, the “Pershing Reporting Persons”). Pershing Square serves as the investment adviser to certain affiliated funds, including Pershing Square, L.P., a Delaware limited partnership (PS), Pershing Square International, Ltd., a Cayman Islands exempted company (PS International), and Pershing Square Holdings, Ltd., a limited liability company incorporated in Guernsey (“PSH” and together with PS and PS International, the “Pershing Square Funds”). The Pershing Square Funds previously entered into a Rule 10b5-1 Purchase Plan (the Pershing 10b5-1 Plan) to purchase additional shares of Common Stock to bring the Reporting Persons’ beneficial ownership to approximately 39% of the outstanding Common Stock of the Company, which would be under the 40% threshold for which they have a waiver under Section 203 of the Delaware General Corporation Law from our Board of Directors. On January 4, 2024, the Pershing Square Funds terminated the Pershing 10b5-1 Plan by notice to its broker.

Pursuant to Item 408(a) of Regulation S-K, there were no other directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the first quarter of 2024.

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Equity for the three months ended March 31, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 50

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howard Hughes Holdings Inc.

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
May 8, 2024

HHH 2024 FORM 10-Q | 51