Form 10-Q
period 2024-06-30
Howard Hughes Holdings Inc.
filed 2024-07-26
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2024

or

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

The number of shares of common stock, $0.01 par value, outstanding as of July 22, 2024, was 50,236,422.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	June 30, 2024	December 31, 2023
ASSETS
Master Planned Communities assets	$2,485,480	$2,445,673
Buildings and equipment	4,310,446	4,177,677
Less: accumulated depreciation	(1,093,519)	(1,032,226)
Land	309,758	303,685
Developments	1,539,701	1,272,445
Net investment in real estate	7,551,866	7,167,254
Investments in unconsolidated ventures	213,752	220,258
Cash and cash equivalents	436,758	631,548
Restricted cash	469,008	421,509
Accounts receivable, net	109,682	115,045
Municipal Utility District receivables, net	631,142	550,884
Deferred expenses, net	153,409	142,561
Operating lease right-of-use assets	44,947	44,897
Other assets, net	292,927	283,047
Total assets	$9,903,491	$9,577,003

LIABILITIES
Mortgages, notes, and loans payable, net	$5,511,985	$5,302,620
Operating lease obligations	52,910	51,584
Deferred tax liabilities, net	76,406	87,835
Accounts payable and other liabilities	1,225,471	1,076,040
Total liabilities	6,866,772	6,518,079

Commitments and Contingencies (see Note 9)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,709,660 issued, and 50,236,422 outstanding as of June 30, 2024, 56,495,791 shares issued, and 50,038,014 outstanding as of December 31, 2023	567	565
Additional paid-in capital	3,996,126	3,988,496
Retained earnings (accumulated deficit)	(415,081)	(383,696)
Accumulated other comprehensive income (loss)	3,935	1,272
Treasury stock, at cost, 6,473,238 shares as of June 30, 2024, and 6,457,777 shares as of December 31, 2023	(614,974)	(613,766)
Total stockholders' equity	2,970,573	2,992,871
Noncontrolling interests	66,146	66,053
Total equity	3,036,719	3,058,924
Total liabilities and equity	$9,903,491	$9,577,003

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2024	2023	2024	2023
REVENUES
Condominium rights and unit sales	$—	$14,866	$23	$20,953
Master Planned Communities land sales	154,790	42,306	187,205	101,667
Rental revenue	111,490	103,339	219,241	201,203
Other land, rental, and property revenues	38,224	46,898	56,607	65,866
Builder price participation	12,905	15,907	25,471	29,916
Total revenues	317,409	223,316	488,547	419,605

EXPENSES
Condominium rights and unit cost of sales	—	29,317	3,861	33,853
Master Planned Communities cost of sales	57,768	15,867	70,672	37,870
Operating costs	91,422	83,800	165,711	156,187
Rental property real estate taxes	15,582	15,578	30,277	30,997
Provision for (recovery of) doubtful accounts	1,563	(26)	2,397	(2,446)
General and administrative	30,235	20,217	61,137	43,770
Depreciation and amortization	52,629	53,221	104,876	105,230
Other	3,868	3,089	7,686	6,660
Total expenses	253,067	221,063	446,617	412,121

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	—	(16)	4,794	4,714
Other income (loss), net	391	(1,607)	1,282	3,374
Total other	391	(1,623)	6,076	8,088

Operating income (loss)	64,733	630	48,006	15,572

Interest income	6,185	4,992	14,303	9,084
Interest expense	(43,007)	(33,947)	(84,925)	(72,084)
Gain (loss) on extinguishment of debt	(198)	—	(198)	—
Equity in earnings (losses) from unconsolidated ventures	(296)	(6,186)	(19,431)	(10,988)
Income (loss) before income taxes	27,417	(34,511)	(42,245)	(58,416)
Income tax expense (benefit)	6,359	(15,370)	(10,836)	(16,648)
Net income (loss)	21,058	(19,141)	(31,409)	(41,768)
Net (income) loss attributable to noncontrolling interests	34	(2)	24	(120)
Net income (loss) attributable to common stockholders	$21,092	$(19,143)	$(31,385)	$(41,888)

Basic income (loss) per share	$0.42	$(0.39)	$(0.63)	$(0.85)
Diluted income (loss) per share	$0.42	$(0.39)	$(0.63)	$(0.85)

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Net income (loss)	$21,058	$(19,141)	$(31,409)	$(41,768)
Other comprehensive income (loss):
Interest rate caps and swaps (a)	38	2,748	2,663	(2,582)
Other comprehensive income (loss)	38	2,748	2,663	(2,582)
Comprehensive income (loss)	21,096	(16,393)	(28,746)	(44,350)
Comprehensive (income) loss attributable to noncontrolling interests	34	(2)	24	(120)
Comprehensive income (loss) attributable to common stockholders	$21,130	$(16,395)	$(28,722)	$(44,470)
(a)Amounts are shown net of tax expense of $10.0 thousand for the three months ended June 30, 2024, tax expense of $0.8 million for the six months ended June 30, 2024, tax expense of $0.8 million for the three months ended June 30, 2023, and tax benefit of $0.8 million for the six months ended June 30, 2023.

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at March 31, 2024	56,714,750	$567	$3,993,152	$(436,173)	$3,897	(6,471,011)	$(614,818)	$2,946,625	$66,130	$3,012,755
Net income (loss)	—	—	—	21,092	—	—	—	21,092	(34)	21,058
Interest rate swaps, net of tax expense (benefit) of $10	—	—	—	—	38	—	—	38	—	38
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	50	50
Stock plan activity	(5,090)	—	2,974	—	—	(2,227)	(156)	2,818	—	2,818
Balance at June 30, 2024	56,709,660	$567	$3,996,126	$(415,081)	$3,935	(6,473,238)	$(614,974)	$2,970,573	$66,146	$3,036,719

Balance at March 31, 2023	56,427,928	$566	$3,977,514	$145,332	$5,005	(6,431,442)	$(611,659)	$3,516,758	$65,765	$3,582,523
Net income (loss)	—	—	—	(19,143)	—	—	—	(19,143)	2	(19,141)
Interest rate swaps, net of tax expense (benefit) of $801	—	—	—	—	2,748	—	—	2,748	—	2,748
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	61	61
Stock plan activity	105,102	—	3,266	—	—	(13,306)	(1,004)	2,262	—	2,262
Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453

Balance at December 31, 2023	56,495,791	$565	$3,988,496	$(383,696)	$1,272	(6,457,777)	$(613,766)	$2,992,871	$66,053	$3,058,924
Net income (loss)	—	—	—	(31,385)	—	—	—	(31,385)	(24)	(31,409)
Interest rate swaps, net of tax expense (benefit) of $785	—	—	—	—	2,663	—	—	2,663	—	2,663
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	117	117
Stock plan activity	213,869	2	7,630	—	—	(15,461)	(1,208)	6,424	—	6,424
Balance at June 30, 2024	56,709,660	$567	$3,996,126	$(415,081)	$3,935	(6,473,238)	$(614,974)	$2,970,573	$66,146	$3,036,719

Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(41,888)	—	—	—	(41,888)	120	(41,768)
Interest rate swaps, net of tax expense (benefit) of $(758)	—	—	—	—	(2,582)	—	—	(2,582)	—	(2,582)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	117	117
Stock plan activity	306,757	2	8,219	—	—	(20,472)	(1,625)	6,596	—	6,596
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(31,409)	$(41,768)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	93,258	95,105
Amortization	9,823	8,287
Amortization of deferred financing costs	6,441	5,933
Amortization of intangibles other than in-place leases	1,638	1,638
Straight-line rent amortization	(3,558)	(3,297)
Deferred income taxes	(12,215)	(17,793)
Restricted stock and stock option amortization	7,633	8,220
Net gain on sale of properties	(4,794)	(4,714)
(Gain) loss on extinguishment of debt	198	—
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	24,620	17,438
Provision for doubtful accounts	1,930	2,078
Master Planned Community development expenditures	(174,862)	(172,580)
Master Planned Community cost of sales	63,374	37,870
Condominium development expenditures	(254,899)	(242,724)
Condominium rights and units cost of sales	3,861	32,943
Net Changes:
Accounts receivable, net	(8,164)	(4,747)
Other assets, net	(15,200)	(4,402)
Condominium deposits received, net	118,018	80,725
Deferred expenses, net	(18,114)	(16,296)
Accounts payable and other liabilities	3,648	(32,274)
Cash provided by (used in) operating activities	(188,773)	(250,358)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(638)	(3,642)
Operating property improvements	(18,397)	(27,834)
Property development and redevelopment	(131,807)	(148,130)
Acquisition of assets	(18,456)	(5,898)
Proceeds from sales of properties, net	13,175	905
Reimbursements under tax increment financings and grants	7,016	—
Distributions from unconsolidated ventures	684	8,532
Investments in unconsolidated ventures, net	(19,767)	(24,133)
Cash provided by (used in) investing activities	(168,190)	(200,200)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	339,523	201,342
Principal payments on mortgages, notes, and loans payable	(128,489)	(7,341)
Special Improvement District bond funds released from (held in) escrow	1,717	3,263
Deferred financing costs and bond issuance costs, net	(1,044)	(79)
Taxes paid on stock options exercised and restricted stock vested	(2,152)	(2,529)
Contributions from Teravalis noncontrolling interest owner	117	117
Cash provided by (used in) financing activities	209,672	194,773

Net change in cash, cash equivalents, and restricted cash	(147,291)	(255,785)
Cash, cash equivalents, and restricted cash at beginning of period	1,053,057	1,098,937
Cash, cash equivalents, and restricted cash at end of period	$905,766	$843,152

HHH 2024 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2024	2023
RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$436,758	$389,405
Restricted cash	469,008	453,747
Cash, cash equivalents, and restricted cash at end of period	$905,766	$843,152

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$155,204	$119,900
Interest capitalized	74,754	52,285
Income taxes paid (refunded), net	3,858	4,270

NON-CASH TRANSACTIONS
Accrued property improvements, developments, and redevelopments	$(13,255)	$(1,899)
Non-cash consideration from sale of properties	—	5,250
Special Improvement District bond transfers associated with land sales	7,299	—
Capitalized stock compensation	2,296	1,812
Reassessment of operating lease right-of-use asset, net	1,454	—
Reassessment of operating lease obligation	1,952	—

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General These unaudited Condensed Consolidated Financial Statements have been prepared by Howard Hughes Holdings Inc. (HHH or the Company) in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHH, the Company, we, us, and our refer to Howard Hughes Holdings Inc. and its consolidated subsidiaries, which includes The Howard Hughes Corporation (HHC), unless otherwise specifically stated. References to HHC refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to the Howard Hughes Holdings Inc. audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and future fiscal years.

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

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, which includes the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

On July 18, 2024, the HHH Board of Directors authorized and declared a pro rata distribution of 100% of the outstanding shares of common stock of Seaport Entertainment Group, Inc. (SEG) to holders of record of HHH common stock as of the close of business on July 29, 2024 (Record Date). The distribution is expected to be paid after market close on July 31, 2024. As a result, holders of HHH common stock will receive one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on the Record Date. SEG common stock is expected to begin trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

The pending separation of SEG from Howard Hughes will refine the identity of HHH as a pure-play real estate company focused solely on its core businesses and development of its master planned communities, and allow the new company, SEG, to operate independently as an entertainment-focused enterprise.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers, development activity at 250 Water Street, and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs.

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

HHH 2024 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2024	December 31, 2023
Straight-line rent receivables	$90,582	$87,669
Tenant receivables	5,754	4,780
Other receivables	13,346	22,596
Accounts receivable, net (a)	$109,682	$115,045
(a)As of June 30, 2024, the total reserve balance for amounts considered uncollectible was $10.5 million, comprised of $9.2 million attributable to lease-related receivables and $1.3 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2023, the total reserve balance was $15.0 million, comprised of $14.8 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended June 30,		Six Months Ended June 30,
Income Statement Location	2024	2023	2024	2023
Rental revenue	$(1,277)	$1,644	$(317)	$4,537
Provision for (recovery of) doubtful accounts	1,563	(26)	2,397	(2,446)
Total (income) expense impact	$286	$1,618	$2,080	$2,091

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

Consolidated Variable Interest Entity At June 30, 2024, and December 31, 2023, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of June 30, 2024, the Company’s Condensed Consolidated Balance Sheets include $541.8 million of Master Planned Community assets, $0.4 million of Accounts payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis. As of December 31, 2023, the Company’s Condensed Consolidated Balance Sheets include $541.6 million of Master Planned Community assets, $0.6 million of Accounts payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

Noncontrolling Interests As of June 30, 2024, and December 31, 2023, noncontrolling interests related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

HHH 2024 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $711.9 million as of June 30, 2024, and $632.8 million as of December 31, 2023. The MUD receivable balance included accrued interest of $51.4 million as of June 30, 2024, and $35.8 million as of December 31, 2023. There was no material activity in the allowance for credit losses for financing receivables for the three and six months ended June 30, 2024 and 2023.

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

2. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of June 30, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of June 30, 2024, these ventures had debt totaling $309.9 million, with the Company’s proportionate share of this debt totaling $153.3 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2024	2023	2024	2023	2024	2023	2024	2023
Equity Method Investments
Operating Assets:
The Metropolitan (b)	50%	50%	$—	$—	$(5)	$715	$1,073	$390
Stewart Title of Montgomery County, TX	50%	50%	3,871	3,785	162	91	87	56
Woodlands Sarofim	20%	20%	2,995	2,990	3	6	5	19
TEN.m.flats (c)	50%	50%	—	—	177	1,230	1,747	449
Master Planned Communities:
The Summit (d)	50%	50%	48,236	59,112	5,328	3,117	(10,595)	7,747
Floreo (e)	50%	50%	57,647	55,880	555	(479)	1,767	(1,001)
Seaport:
The Lawn Club (d)	50%	50%	5,597	1,266	489	—	36	—
Ssäm Bar (f)	—%	50%	—	—	—	(105)	—	(503)
Tin Building by Jean-Georges (d)(e)	65%	65%	6,539	11,658	(7,057)	(10,649)	(16,718)	(20,857)
Jean-Georges Restaurants	25%	25%	14,260	14,535	16	(142)	(150)	(356)
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	497	486	5	—	10	—
West End Alexandria (d)	58%	58%	60,321	56,757	31	30	65	35
			199,973	206,479	(296)	(6,186)	(22,673)	(14,021)
Other equity investments (g)			13,779	13,779	—	—	3,242	3,033
Investments in unconsolidated ventures			$213,752	$220,258	$(296)	$(6,186)	$(19,431)	$(10,988)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $10.7 million at June 30, 2024, and $10.9 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
HHH 2024 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(c)TEN.m.flats was in a deficit position of $3.9 million at June 30, 2024, and $4.7 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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
(f)The Ssäm Bar joint venture was liquidated in May 2024. Refer to discussion below for additional details.
(g)Other equity investments represent investments not accounted for under the equity method. The Company elected the measurement alternative as these investments do not have readily determinable fair values. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively. As of June 30, 2024, Other equity investments primarily includes $10.0 million of warrants, which represents cash paid by the Company for the option to acquire additional ownership interest in Jean-Georges Restaurants. Refer to discussion below for additional detail.

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

Phase II In July 2022, the Company contributed an additional 54 acres to The Summit (Phase II land) with a fair value of $21.5 million. The Company recognized an incremental equity method investment at fair value and recognized a gain of $13.5 million recorded in Equity in earnings (losses) from unconsolidated ventures. This gain is the result of marking the cost basis of the land contributed to its estimated fair value at the time of contribution. The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company recognizes its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of the Company’s preferred returns, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

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

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $114.6 million as of June 30, 2024. The Company provided a guarantee on this financing in the form of a collateral maintenance obligation and received a guarantee fee of $5.0 million. The financing and related guarantee provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of June 30, 2024, the Company’s maximum exposure to loss on this investment is limited to the $57.6 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 9 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

HHH 2024 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Seaport Equity Investments The Company’s ownership interests in the below Seaport investments will be included in the Seaport Entertainment spinoff.

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

Ssäm Bar In 2016, the Company formed Pier 17 Restaurant C101, LLC (Ssäm Bar) with MomoPier, LLC (Momofuku) to construct and operate a restaurant and bar at Pier 17 in the Seaport, which opened in 2019. The Company recognized its share of income or loss based on the joint venture’s distribution priorities, which could fluctuate over time. The Ssäm Bar restaurant closed during the third quarter of 2023, and the venture was liquidated in May 2024. The Company expects to receive a liquidating distribution of its share of the venture’s remaining assets during the third quarter of 2024.

Tin Building by Jean-Georges In 2015, the Company, together with VS-Fulton Seafood Market, LLC (Fulton Partner), formed Fulton Seafood Market, LLC (Tin Building by Jean-Georges) to operate a 53,783 square-foot culinary marketplace in the historic Tin Building. The Fulton Partner is a wholly owned subsidiary of Jean-Georges Restaurants. The Company purchased a 25% interest in Jean-Georges Restaurants in March 2022 as discussed below.

The Company owns 100% of the Tin Building and leased 100% of the space to the Tin Building by Jean-Georges joint venture. Throughout this report, references to the Tin Building relate to the Company’s 100%-owned landlord operations and references to the Tin Building by Jean-Georges refer to the managed business in which the Company has an equity ownership interest. The Company, as landlord, funded 100% of the development and construction of the Tin Building. Under the terms of the Tin Building by Jean-Georges LLC agreement, the Company contributes the cash necessary to fund pre-opening, opening, and operating costs of the Tin Building by Jean-Georges. The Fulton Partner is not required to make any capital contributions. The Tin Building was completed and placed in service during the third quarter of 2022 and the Tin Building by Jean-Georges culinary marketplace began operations in the third quarter of 2022. Based on capital contribution and distribution provisions for the Tin Building by Jean-Georges, the Company currently receives substantially all of the economic interest in the venture. Upon return of the Company’s contributed capital and a preferred return, distributions and recognition of income or loss will be allocated to the Company based on its final profit-sharing interest.

As of June 30, 2024, the Tin Building by Jean-Georges is classified as a VIE because the equity holders, as a group, lack the characteristics of a controlling financial interest. The Company further concluded that it is not the primary beneficiary of the VIE as it does not have the power to direct the restaurant-related activities that most significantly impact its economic performance. As the Company is unable to quantify the amount of additional capital contributions that may be funded in the future associated with this investment, the Company’s maximum exposure to loss as of June 30, 2024, is equal to the $6.5 million carrying value of the investment as of that date. The Company funded capital contributions of $11.6 million for the six months ended June 30, 2024, and $48.1 million for the year ended December 31, 2023.

HHH 2024 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Jean-Georges Restaurants In March 2022, the Company acquired a 25% interest in JG Restaurant HoldCo LLC (Jean-Georges Restaurants) from JG TopCo LLC (Jean-Georges). Jean-Georges Restaurants currently has over 40 hospitality offerings and a pipeline of new concepts. The Company accounts for its ownership interest in accordance with the equity method. Under the terms of the agreement, all cash distributions and the recognition of income-producing activities will be pro rata based on stated ownership interest.

Concurrent with the Company’s acquisition of the 25% interest in Jean-Georges Restaurants, the Company entered into a warrant agreement with Jean-Georges. The Company paid $10.0 million for the option to acquire up to an additional 20% interest in Jean-Georges Restaurants at a fixed exercise price per share subject to certain anti-dilution provisions. Should the warrant agreement be exercised by the Company, the $10.0 million will be credited against the aggregate exercise price of the warrants. Per the agreement, the $10.0 million is to be used for working capital of Jean-Georges Restaurants. The warrant became exercisable on March 2, 2022, subject to automatic exercise in the event of dissolution or liquidation, and will expire on March 2, 2026. As of June 30, 2024, this warrant had not been exercised. The Company elected the measurement alternative for this purchase option as the equity security does not have a readily determinable fair value. As such, the investment is measured at cost, less any identified impairment charges.

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

3. Acquisitions and Dispositions

Acquisitions In June 2024, the Company acquired the Waterway Plaza II office property and the adjacent parking garage for $19.2 million in an asset acquisition. The approximately 141,763 square-foot office property is located in The Woodlands, Texas, and the property is being held in the Operating Assets segment.

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

4. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 2 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded during the three and six months ended June 30, 2024 and 2023.

5. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	June 30, 2024	December 31, 2023
Security, escrow, and other deposits	$86,545	$81,891
Special Improvement District receivable, net	75,317	74,899
In-place leases, net	35,249	35,490
Other	22,640	19,248
Intangibles, net	20,257	21,894
Prepaid expenses	20,062	16,984
Interest rate derivative assets	14,710	10,318
Tenant incentives and other receivables, net	11,979	10,840
Net investment in lease receivable	2,821	2,883
TIF receivable, net	1,677	6,371
Notes receivable, net	1,108	1,558
Condominium inventory	562	671
Other assets, net	$292,927	$283,047

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	June 30, 2024	December 31, 2023
Condominium deposit liabilities	$596,888	$478,870
Construction payables	294,090	257,227
Deferred income	139,024	118,432
Accrued interest	53,224	54,301
Tenant and other deposits	36,342	29,976
Accrued real estate taxes	34,765	30,096
Accounts payable and accrued expenses	30,464	49,363
Accrued payroll and other employee liabilities	21,263	33,314
Other	19,411	24,461
Accounts payable and other liabilities	$1,225,471	$1,076,040

HHH 2024 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net All mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

thousands	June 30, 2024	December 31, 2023
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,609,473	1,485,494
Special Improvement District bonds	57,334	65,627
Variable-rate debt (a)
Secured Bridgeland Notes	475,000	475,000
Secured mortgages payable	1,364,538	1,276,489
Unamortized deferred financing costs (b)	(44,360)	(49,990)
Mortgages, notes, and loans payable, net	$5,511,985	$5,302,620
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

As of June 30, 2024, land, buildings and equipment, developments, and other collateral with a net book value of $5.2 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

The following table summarizes the Company’s Secured mortgages payable:

	June 30, 2024				December 31, 2023
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,609,473	3.13% - 8.67%	4.67%	6.6	$1,485,494	3.13% - 8.67%	4.46%	7.2
Variable rate (b)	1,364,538	7.07% - 10.45%	8.95%	1.8	1,276,489	7.08% - 10.48%	8.73%	2.2
Secured mortgages payable	$2,974,011	3.13% - 10.45%	6.63%	4.4	$2,761,983	3.13% - 10.48%	6.44%	4.9
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of June 30, 2024, and December 31, 2023, excluding the effects of interest rate derivatives.

HHH 2024 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 8.21% as of June 30, 2024, and 7.98% as of December 31, 2023. See Note 8 - Derivative Instruments and Hedging Activities for additional information.

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

During 2024, the Company’s mortgage activity included draws on existing mortgages of $164.5 million, new borrowings of $45.0 million (excluding undrawn amounts on new construction loans), refinancings of $130.0 million, and repayments of $8.0 million. As of June 30, 2024, the Company’s secured mortgage loans had $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 7.00% with maturities ranging from 2025 to 2053 as of June 30, 2024. During the six months ended June 30, 2024, obligations of $7.3 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes In September 2021, the Company closed on a $275.0 million financing with maturity in 2026. This financing is secured by MUD receivables and land in Bridgeland. The loan required a $27.5 million fully refundable deposit and has an interest rate of 7.63%. In December 2022, the borrowing capacity of this obligation was expanded from $275.0 million to $475.0 million. An additional $67.0 million was drawn in the second quarter of 2023 and $133.0 million was drawn in the third quarter of 2023, bringing outstanding borrowings to $475.0 million as of June 30, 2024.

Debt Compliance As of June 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

	June 30, 2024				December 31, 2023
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$14,710	$—	$14,710	$—	$10,318	$—	$10,318	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2024		December 31, 2023
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$905,766	$905,766	$1,053,057	$1,053,057
Accounts receivable, net (a)	Level 3	109,682	109,682	115,045	115,045
Notes receivable, net (b)	Level 3	1,108	1,108	1,558	1,558

Liabilities:
Fixed-rate debt (c)	Level 2	3,716,807	3,358,601	3,601,121	3,294,431
Variable-rate debt (c)	Level 2	1,839,538	1,839,538	1,751,489	1,751,489
(a)Accounts receivable, net is shown net of an allowance of $10.5 million at June 30, 2024, and $15.0 million at December 31, 2023. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at June 30, 2024, and December 31, 2023.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of June 30, 2024. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of June 30, 2024, or as of December 31, 2023.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2023 and 2024 related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $4.4 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.
HHH 2024 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	$2,111	$2,274
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	1,675	1,804
Interest rate collar	57,732	2.00% - 4.50%	6/1/2023	6/1/2025	844	417
Interest rate collar	106,903	2.00% - 4.50%	6/1/2023	6/1/2025	936	440
Interest rate cap	40,500	6.00%	6/20/2024	7/15/2026	80	—
Interest rate cap	4,500	6.00%	6/20/2024	7/15/2026	10	—

Derivative instruments designated as hedging instruments:
Interest rate swap (c)	175,000	3.69%	1/3/2023	1/1/2027	2,735	117
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	7	28
Interest rate cap	73,680	5.00%	12/22/2022	12/21/2025	201	223
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	2,754	2,496
Interest rate swap	34,632	4.89%	11/1/2019	1/1/2032	3,357	2,519

Total fair value derivative assets					$14,710	$10,318
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $0.9 million for the three months ended June 30, 2024, $3.1 million for the six months ended June 30, 2024, $3.3 million for the three months ended June 30, 2023, and $2.1 million for the six months ended June 30, 2023.
(c)In the first quarter of 2024, the Company terminated a portion of this swap, reducing the notional amount from $200.0 million to $175.0 million.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Interest rate derivatives	$1,236	$6,286	$5,066	$3,635

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Interest expense	$1,198	$3,538	$2,403	$6,217

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The Company also has agreements at the property level with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of June 30, 2024.

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

Columbia The Company is currently developing certain property it owns in the Lakefront neighborhood of Downtown Columbia, which is subject to certain recorded documents, covenants, and restrictions (Covenants). Under the Covenants, HHH is the master developer of the Lakefront neighborhood. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (Hotel Lot) subject to the Covenants. IMH has made demands that HHH accede to IMH’s development plans for the Hotel Lot and HHH has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that the Covenants’ limitations on changes in use and onsite parking were consented to by HHH, or are otherwise obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHH's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHH breaching the Covenants by prohibiting IMH from proceeding with their proposed development, and (4) declarations finding that HHH had breached the shared parking related Covenants relating to HHH’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company’s motion for judgment notwithstanding verdict or new trial was denied. The Company has filed a notice of appeal and will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their property and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal. Both parties have filed their appellate briefs, oral arguments were held on May 22, 2024, and a decision is now pending with the Court of Appeals. The Company will continue to vigorously defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company agreed to pay for the repair of the defects. The Company believes that the general contractor is ultimately responsible for the defects and as such the Company should be entitled to recover repair costs from the general contractor, other responsible parties, and insurance proceeds; however, the Company can provide no assurances that all or any portion of the costs will be recovered. Total estimated cost related to the remediation is $158.4 million, inclusive of $3.0 million of additional costs recognized in the first quarter of 2024. The sixth and final amendment of resolution of disputes and release agreement was executed during the first quarter of 2024, thereby releasing the Company from any further claims or demands from the Waiea homeowners association arising from or relating to the construction or repair of the condominium project. As of June 30, 2024, $0.5 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

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
HHH 2024 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

A separate lawsuit was filed in July 2022 again challenging the Landmarks Preservation Commission approval. In January 2023, a Court ruled in favor of the petitioners vacating the Certificate of Appropriateness (COA) issued by the LPC. The Company immediately appealed this decision to the New York State Supreme Court’s Appellate Division and on June 6, 2023, an Appellate Division panel of five judges unanimously reversed the lower Court’s decision, reinstating the COA. Subsequently, on June 29, 2023, petitioners filed a motion requesting reargument or, in the alternative, permission to appeal the decision of the Appellate Division to the New York State Court of Appeals. On August 31, 2023, the Appellate denied petitioners’ motion in full. Subsequently, petitioners filed a motion in the Court of Appeals for permission to appeal to that court. On May 21, 2024, the Court of Appeals denied this motion. The 250 Water Street development site will be included in the pending Seaport Entertainment spinoff.

Letters of Credit and Surety Bonds As of June 30, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $410.2 million. As of December 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $470.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 14 - Leases for further discussion. Contractual rental expense, including participation rent, was $1.3 million for the three months ended June 30, 2024, and $3.1 million for the six months ended June 30, 2024, compared to $1.4 million for the three months ended June 30, 2023, and $2.7 million for the six months ended June 30, 2023. The amortization of above-market and below‑market ground leases and straight‑line rents included in the contractual rent amount was not significant.

Guarantee Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of June 30, 2024, and December 31, 2023, there were no events requiring financial performance under these guarantees.

Floreo In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing. Outstanding borrowings as of June 30, 2024, were $114.6 million. A wholly owned subsidiary of the Company (HHC Member) provided a guarantee for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the Loan-to-Value (LTV) ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guarantee of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guarantee, which was recognized in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of June 30, 2024, and December 31, 2023. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guarantee is equal to the cash collateral that the Company may be obligated to post. As of June 30, 2024, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Downtown Columbia The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of June 30, 2024, any obligations to pay special taxes are not probable.

Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guarantee whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guarantee, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, The Park Ward Village, and Kalae will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guarantee in the community. Ulana Ward Village began construction in early 2023.

HHH 2024 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2024	2023	2024	2023
Income tax expense (benefit)	$6,359	$(15,370)	$(10,836)	$(16,648)
Income (loss) before income taxes	27,417	(34,511)	(42,245)	(58,416)
Effective tax rate	23.2%	44.5%	25.7%	28.5%

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

11. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at March 31, 2024	$3,897
Derivative instruments:
Other comprehensive income (loss) before reclassifications	1,236
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	(1,198)
Net current-period other comprehensive income (loss)	38
Balance at June 30, 2024	$3,935

Balance at March 31, 2023	$5,005
Derivative instruments:
Other comprehensive income (loss) before reclassifications	6,286
(Gain) loss reclassified from accumulated other comprehensive income (loss) to net income	(3,538)
Net current-period other comprehensive income (loss)	2,748
Balance at June 30, 2023	$7,753

thousands
Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	5,066
(Gain) loss reclassified to net income	(2,403)
Net current-period other comprehensive Income (loss)	2,663
Balance at June 30, 2024	$3,935

Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,635
(Gain) loss reclassified to net income	(6,217)
Net current-period other comprehensive income (loss)	(2,582)
Balance at June 30, 2023	$7,753

HHH 2024 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2024	2023	2024	2023
(Gains) losses on cash flow hedges	$(1,553)	$(4,572)	$(3,114)	$(8,034)	Interest expense
Income tax expense (benefit)	355	1,034	711	1,817	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(1,198)	$(3,538)	$(2,403)	$(6,217)

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2024	2023	2024	2023
Net income (loss)
Net income (loss)	$21,058	$(19,141)	$(31,409)	$(41,768)
Net (income) loss attributable to noncontrolling interests	34	(2)	24	(120)
Net income (loss) attributable to common stockholders	$21,092	$(19,143)	$(31,385)	$(41,888)

Shares
Weighted-average common shares outstanding - basic	49,687	49,581	49,675	49,518
Restricted stock and stock options	38	—	—	—
Weighted-average common shares outstanding - diluted	49,725	49,581	49,675	49,518

Net income (loss) per common share
Basic income (loss) per share	$0.42	$(0.39)	$(0.63)	$(0.85)
Diluted income (loss) per share	$0.42	$(0.39)	$(0.63)	$(0.85)

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	567	735	646	735
Warrants	—	88	—	88

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$—	$14,866	$23	$20,953
Master Planned Communities land sales	154,790	42,306	187,205	101,667
Builder price participation	12,905	15,907	25,471	29,916
Total	167,695	73,079	212,699	152,536

Recognized at a point in time or over time:
Other land, rental, and property revenues	38,224	46,898	56,607	65,866

Rental and lease-related revenues
Rental revenue	111,490	103,339	219,241	201,203
Total revenues	$317,409	$223,316	$488,547	$419,605

Revenues by segment
Operating Assets revenues	$123,841	$121,427	$233,993	$222,352
Master Planned Communities revenues	172,181	63,311	221,056	140,324
Seaport revenues	20,860	22,804	32,362	34,701
Strategic Developments revenues	509	15,758	1,102	22,198
Corporate revenues	18	16	34	30
Total revenues	$317,409	$223,316	$488,547	$419,605

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

thousands
Balance at December 31, 2023	$579,328
Consideration earned during the period	(55,996)
Consideration received during the period	199,657
Balance at June 30, 2024	$722,989

Balance at December 31, 2022	$457,831
Consideration earned during the period	(58,807)
Consideration received during the period	132,527
Balance at June 30, 2023	$531,551

HHH 2024 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2024, is $3.8 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,077,443	$1,199,675	$1,533,749

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

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases.

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

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2024	December 31, 2023
Operating lease right-of-use assets	$44,947	$44,897
Operating lease obligations	52,910	51,584

HHH 2024 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The components of lease cost are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Operating lease cost	$1,729	$1,709	$3,458	$3,417
Variable lease cost	202	199	865	591
Total lease cost	$1,931	$1,908	$4,323	$4,008

Future minimum lease payments as of June 30, 2024, are as follows:

thousands	Operating Leases
Remainder of 2024	$2,393
2025	5,117
2026	4,093
2027	3,360
2028	3,424
Thereafter	240,646
Total lease payments	259,033
Less: imputed interest	(206,123)
Present value of lease liabilities	$52,910

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$2,664	$2,270

Other Information	June 30, 2024	June 30, 2023
Weighted-average remaining lease term (years)
Operating leases	42.9	43.8
Weighted-average discount rate
Operating leases	7.8%	7.8%

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2024	2023	2024	2023
Total minimum rent payments	$63,072	$58,282	$124,828	$116,079

HHH 2024 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Total future minimum rents associated with operating leases are as follows as of June 30, 2024:

thousands	Total Minimum Rent
Remainder of 2024	$129,123
2025	252,594
2026	239,859
2027	228,846
2028	206,731
Thereafter	877,143
Total	$1,934,296

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported on the Condensed Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

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
–Seaport – consists of restaurant, retail, and entertainment properties situated in three primary locations in New York City: Pier 17, Historic Area/Uplands, and Tin Building as well as the 250 Water Street development, and equity interest in Jean-Georges Restaurants.
–Strategic Developments – consists of residential condominium and commercial property projects currently under development and all other properties held for development which have no substantial operations.

HHH 2024 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Three Months Ended June 30, 2024
Total revenues	$123,841	$172,181	$20,860	$509	$317,391
Total operating expenses	(58,490)	(70,883)	(32,756)	(4,206)	(166,335)
Segment operating income (loss)	65,351	101,298	(11,896)	(3,697)	151,056
Depreciation and amortization	(43,920)	(108)	(3,949)	(3,878)	(51,855)
Interest income (expense), net	(34,699)	16,168	(2,676)	4,594	(16,613)
Other income (loss), net	530	—	(87)	(17)	426
Equity in earnings (losses) from unconsolidated ventures	337	5,883	(6,552)	36	(296)
Gain (loss) on extinguishment of debt	(198)	—	—	—	(198)
Segment EBT	$(12,599)	$123,241	$(25,160)	$(2,962)	$82,520
Corporate income, expenses, and other items					(61,462)
Net income (loss)					21,058
Net (income) loss attributable to noncontrolling interests					34
Net income (loss) attributable to common stockholders					$21,092

Three Months Ended June 30, 2023
Total revenues	$121,427	$63,311	$22,804	$15,758	$223,300
Total operating expenses	(54,452)	(28,078)	(26,665)	(35,341)	(144,536)
Segment operating income (loss)	66,975	35,233	(3,861)	(19,583)	78,764
Depreciation and amortization	(40,878)	(106)	(10,469)	(943)	(52,396)
Interest income (expense), net	(30,285)	17,161	1,311	5,442	(6,371)
Other income (loss), net	(40)	—	(1,601)	(17)	(1,658)
Equity in earnings (losses) from unconsolidated ventures	2,042	2,638	(10,896)	30	(6,186)
Gain (loss) on sale or disposal of real estate and other assets, net	(16)	—	—	—	(16)
Segment EBT	$(2,202)	$54,926	$(25,516)	$(15,071)	$12,137
Corporate income, expenses, and other items					(31,278)
Net income (loss)					(19,141)
Net (income) loss attributable to noncontrolling interests					(2)
Net income (loss) attributable to common stockholders					$(19,143)

Six Months Ended June 30, 2024
Total revenues	$233,993	$221,056	$32,362	$1,102	$488,513
Total operating expenses	(109,885)	(95,932)	(54,241)	(12,860)	(272,918)
Segment operating income (loss)	124,108	125,124	(21,879)	(11,758)	215,595
Depreciation and amortization	(88,076)	(218)	(9,706)	(5,297)	(103,297)
Interest income (expense), net	(68,175)	31,414	(4,688)	8,618	(32,831)
Other income (loss), net	938	—	(87)	(14)	837
Equity in earnings (losses) from unconsolidated ventures	6,154	(8,828)	(16,832)	75	(19,431)
Gain (loss) on sale or disposal of real estate and other assets, net	4,794	—	—	—	4,794
Gain (loss) on extinguishment of debt	(198)	—	—	—	(198)
Segment EBT	$(20,455)	$147,492	$(53,192)	$(8,376)	$65,469
Corporate income, expenses, and other items					(96,878)
Net income (loss)					(31,409)
Net (income) loss attributable to noncontrolling interests					24
Net income (loss) attributable to common stockholders					$(31,385)

HHH 2024 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Seaport Segment	Strategic Developments Segment	Total
Six Months Ended June 30, 2023
Total revenues	$222,352	$140,324	$34,701	$22,198	$419,575
Total operating expenses	(102,051)	(62,429)	(45,581)	(46,400)	(256,461)
Segment operating income (loss)	120,301	77,895	(10,880)	(24,202)	163,114
Depreciation and amortization	(80,510)	(213)	(20,996)	(1,886)	(103,605)
Interest income (expense), net	(59,196)	32,973	2,497	7,505	(16,221)
Other income (loss), net	2,242	(103)	(1,600)	77	616
Equity in earnings (losses) from unconsolidated ventures	3,947	6,746	(21,716)	35	(10,988)
Gain (loss) on sale or disposal of real estate and other assets, net	4,714	—	—	—	4,714
Segment EBT	$(8,502)	$117,298	$(52,695)	$(18,471)	$37,630
Corporate income, expenses, and other items					(79,398)
Net income (loss)					(41,768)
Net (income) loss attributable to noncontrolling interests					(120)
Net income (loss) attributable to common stockholders					$(41,888)

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2024	December 31, 2023
Operating Assets	$3,666,355	$3,577,694
Master Planned Communities	3,497,137	3,358,821
Seaport	480,866	485,898
Strategic Developments	1,969,028	1,638,955
Total segment assets	9,613,386	9,061,368
Corporate	290,105	515,635
Total assets	$9,903,491	$9,577,003

HHH 2024 FORM 10-Q | 29

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities (MPC) assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans
–    the potential impact of a resurgence of the COVID-19 pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows, and performance of our Company; and
–    descriptions of assumptions underlying or relating to any of the foregoing

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
HHH 2024 FORM 10-Q | 31

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

OVERVIEW

Description of Business

Our award-winning assets include one of the nation's largest portfolios of MPCs, spanning approximately 101,000 gross acres, as well as operating properties, strategic developments, and other unique assets across six states from New York to Hawai‘i. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to drive outsized risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

We operate through four business segments: Operating Assets, MPCs, Strategic Developments, and Seaport. We create a unique and continuous value-creation cycle through operational and financial synergies associated with our three primary business segments of Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle. Our fourth business segment, the Seaport, is one of the few multi-block districts largely under private management by a single owner in New York City. This historic waterfront area is being revitalized and enhanced into a mixed-use neighborhood featuring unique culinary and entertainment offerings.

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

Seaport Entertainment On October 5, 2023, Howard Hughes Holdings Inc. (HHH) announced the intent to form a new division, Seaport Entertainment, which includes the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

On July 18, 2024, the HHH Board of Directors authorized and declared a pro rata distribution of 100% of the outstanding shares of common stock of Seaport Entertainment Group, Inc. (SEG) to holders of record of HHH common stock as of the close of business on July 29, 2024 (Record Date). The distribution is expected to be paid after market close on July 31, 2024. As a result, holders of HHH common stock will receive one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on the Record Date. SEG common stock is expected to begin trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

The pending separation of SEG from Howard Hughes will refine the identity of HHH as a pure-play real estate company focused solely on its core businesses and development of its master planned communities, and allow the new company, SEG, to operate independently as an entertainment-focused enterprise.

HHH 2024 FORM 10-Q | 33

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Second Quarter 2024 Highlights

Comparison of the three months ended June 30, 2024, to the three months ended June 30, 2023

Total Company
–Net income attributable to common stockholders increased to a net income of $21.1 million for the current quarter, compared to a net loss of $19.1 million for the prior-year period, primarily attributed to increased MPC residential land sales in the current quarter, and $16.1 million of window remediation expenditures at Waiea in Ward Village in the prior-year period, which were not incurred in the current quarter. These increases were partially offset by $7.9 million of general and administrative expenses related to the pending spinoff of Seaport Entertainment.
–We continue to maintain a strong liquidity position with $436.8 million of cash and cash equivalents, $1.2 billion of undrawn lender commitment available to be drawn for property development, and limited near-term debt maturities.

Operating Assets
–Operating Assets NOI totaled $65.5 million in the current quarter, a $0.6 million decrease compared to $66.1 million in the prior-year period.
–Other NOI decreased $3.3 million primarily due to reduced attendance and sales revenues at the Las Vegas Ballpark.
–Office NOI decreased $0.4 million primarily due to lower occupancy at 1725 Hughes Landing and office lease termination fees received in the prior-year period. These decreases were offset by strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion.
–Retail NOI increased $2.3 million primarily due to the collection of previously reserved accounts receivable in Ward Village.
–Multi-family NOI increased $1.1 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia, Starling at Bridgeland, and Tanager Echo in Summerlin.

MPC
–MPC Earnings Before Tax (EBT) totaled $123.2 million in the current quarter, a $68.3 million increase compared to $54.9 million in the prior-year period.
–The increase in EBT was primarily due to higher residential land sales, net of costs, at Summerlin due to an increase in superpad sales with an average price per acre of $1.5 million.
–The Company achieved a record quarterly average price per acre of $1.0 million for all residential land sold during the second quarter.

Seaport
–Seaport NOI decreased $6.9 million to a loss of $9.4 million in the current quarter, compared to a loss of $2.4 million in the prior-year period. This change was primarily due to increased overhead costs associated with the stand-up of Seaport Entertainment in anticipation of the pending spinoff, as well as reduced restaurant and concert revenue as poor weather in the current year negatively impacted foot traffic.
–Seaport NOI excludes the impact of the Company’s equity ownership interest in the Tin Building by Jean-Georges managed business. Tin Building by Jean-Georges NOI was a loss of $6.7 million in the current quarter and a loss of $9.6 million in the prior-year period. See Seaport segment discussion for additional detail.

HHH 2024 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents
Strategic Developments
–Strategic Developments EBT increased $12.1 million to a loss of $3.0 million in the current quarter, compared to a loss of $15.1 million in the prior-year period.
–The increase in EBT was primarily attributable to a $16.1 million decrease in remediation costs at Waiea, partially offset by a $1.7 million decrease in profits from condominium sales, with no sales closed during the current quarter, compared to closings of 11 units at ‘A‘ali‘i and 4 units at Kō'ula during the prior-year period. The lower volume of condominium closings is expected as our completed towers are 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–We contracted 12 units at The Park Ward Village and Kalae during the current quarter. As of June 30, 2024, The Park Ward Village was 95.8% pre-sold and Kalae was 92.1% pre-sold. Construction on Kalae began in the second quarter of 2024.
–Pre-sales for The Launiu, our eleventh condominium project at Ward Village, continued at a strong pace with 66 units contracted in the current quarter. As of June 30, 2024, we have pre-sold 248 units, representing 51.1% of available units.
–We continued pre-sales at The Ritz-Carlton Residences, The Woodlands, with 16 units contracted in the current quarter. As of June 30, 2024, we have pre-sold 72 units, representing 64.9% of available units.
–During the current quarter, we completed construction on 10285 Lakefront Medical Office in Downtown Columbia, and Meridian, an office property in Summerlin. We commenced construction on One Bridgeland Green, an office property in Bridgeland.
HHH 2024 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2024, to the six months ended June 30, 2023

Net income attributable to common stockholders increased $10.5 million to a loss of $31.4 million for the six months ended June 30, 2024, compared to a loss of $41.9 million in the prior-year period.

–MPC EBT increased $30.2 million primarily due to higher residential land sales, net of costs, in Summerlin due to an increase in superpad sales in the current year and higher equity earnings at Teravalis related to the closings of Floreo land sales, partially offset by lower equity earnings at The Summit, lower residential land sales in The Woodlands, and lower commercial land sales in Bridgeland.
–Strategic Developments EBT increased $10.1 million primarily due to a decrease in remediation costs and legal fees related to Waiea, partially offset by a decrease in net condominium sales due to the timing of condominium closings, as all completed condominiums are sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–Operating Assets EBT decreased $12.0 million primarily due to an increase in interest expense related to increased borrowings on loans secured by our operating assets, an increase in depreciation expense related to new assets placed in service during 2023, and a decrease in revenue due to office lease termination fees in the prior-year period. These decreases were partially offset by an increase in rental revenues, net of operating costs due to increased leasing activity across our portfolio.
–Seaport EBT decreased $0.5 million, primarily due to reduced restaurant and concert series revenues, increased overhead costs associated with the stand-up of Seaport Entertainment in anticipation of the pending spinoff, and an increase in interest expense due to lower capitalized interest as a result of a pause in development activity at 250 Water Street. These decreases were partially offset by decreased depreciation expense following the impairment of our Seaport assets in the third quarter of 2023, decreased equity losses primarily related to the Tin Building in the current period, and increased rental revenue from the Fulton Market Building which is now 100% leased.
–Corporate income, expenses, and other items included an increase in net expenses of $17.5 million primarily due to increased legal and consulting fees related to the pending spinoff of Seaport Entertainment and a decrease in income tax benefit, partially offset by a decrease in corporate interest expense, net due to the change in value related to derivative instruments and higher interest income.

Refer to the Second Quarter 2024 Highlights section above for information on the variances for the three months ended June 30, 2024.

See segment discussions for more detail about the changes described above.

HHH 2024 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Rental revenue	$105,373	$97,596	$7,777	$206,573	$190,071	$16,502
Other land, rental, and property revenues	18,468	23,831	(5,363)	27,420	32,281	(4,861)
Total revenues	123,841	121,427	2,414	233,993	222,352	11,641

Operating costs	(43,016)	(40,155)	(2,861)	(80,493)	(75,575)	(4,918)
Rental property real estate taxes	(14,763)	(14,329)	(434)	(28,638)	(28,909)	271
(Provision for) recovery of doubtful accounts	(711)	32	(743)	(754)	2,433	(3,187)
Total operating expenses	(58,490)	(54,452)	(4,038)	(109,885)	(102,051)	(7,834)
Segment operating income (loss)	65,351	66,975	(1,624)	124,108	120,301	3,807
Depreciation and amortization	(43,920)	(40,878)	(3,042)	(88,076)	(80,510)	(7,566)
Interest income (expense), net	(34,699)	(30,285)	(4,414)	(68,175)	(59,196)	(8,979)
Other income (loss), net	530	(40)	570	938	2,242	(1,304)
Equity in earnings (losses) from unconsolidated ventures	337	2,042	(1,705)	6,154	3,947	2,207
Gain (loss) on sale or disposal of real estate and other assets, net	—	(16)	16	4,794	4,714	80
Gain (loss) on extinguishment of debt	(198)	—	(198)	(198)	—	(198)
Segment EBT	$(12,599)	$(2,202)	$(10,397)	$(20,455)	$(8,502)	$(11,953)

For the three months ended June 30, 2024:

Operating Assets segment EBT decreased $10.4 million compared to the prior-year period primarily due to the following:
–Other land, rental, and property revenues decreased $5.4 million primarily due to office lease termination fees in the prior year.
–Interest expense increased $4.4 million primarily due to increased borrowings on construction loans secured by our operating assets.
–Depreciation expense increased $3.0 million primarily related to new assets placed in service during 2023.
–Equity earnings decreased $1.7 million primarily as a result of a decrease related to the change in value of certain derivative instruments associated with Metropolitan Downtown and TEN.m.flats.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $4.9 million primarily due to increased leasing activity across our portfolio.

For the six months ended June 30, 2024:

Operating Assets segment EBT decreased $12.0 million compared to the prior-year period primarily due to the following:
–Interest expense increased $9.0 million primarily due to increased borrowings on construction loans secured by our operating assets.
–Depreciation expense increased $7.6 million primarily related to new assets placed in service during 2023.
–Other land, rental, and property revenues decreased $4.9 million primarily due to office lease termination fees in the prior year.
–Other income decreased $1.3 million primarily due to winter-weather-related insurance recoveries in 2023.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $11.6 million primarily due to increased leasing activity across our portfolio.
–Equity earnings increased $2.2 million primarily as a result of increases at Metropolitan Downtown and TEN.m.flats and changes in value of certain derivative instruments.

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

Operating Assets NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Total Operating Assets segment EBT	$(12,599)	$(2,202)	$(10,397)	$(20,455)	$(8,502)	$(11,953)
Add back:
Depreciation and amortization	43,920	40,878	3,042	88,076	80,510	7,566
Interest (income) expense, net	34,699	30,285	4,414	68,175	59,196	8,979
Equity in (earnings) losses from unconsolidated ventures	(337)	(2,042)	1,705	(6,154)	(3,947)	(2,207)
(Gain) loss on sale or disposal of real estate and other assets, net	—	16	(16)	(4,794)	(4,714)	(80)
(Gain) loss on extinguishment of debt	198	—	198	198	—	198
Impact of straight-line rent	24	(1,081)	1,105	(823)	(2,194)	1,371
Other	(361)	269	(630)	(415)	84	(499)
Operating Assets NOI	$65,544	$66,123	$(579)	$123,808	$120,433	$3,375

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Office	$33,221	$33,590	$(369)	$63,819	$61,375	$2,444
Retail	14,895	12,549	2,346	29,462	27,167	2,295
Multi-family	14,163	13,062	1,101	27,940	25,695	2,245
Other	3,265	6,516	(3,251)	2,642	5,693	(3,051)
Redevelopments (a)	—	(36)	36	—	(46)	46
Dispositions (a)	—	442	(442)	(55)	549	(604)
Operating Assets NOI	$65,544	$66,123	$(579)	$123,808	$120,433	$3,375
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

For the three months ended June 30, 2024:

Operating Assets NOI decreased $0.6 million compared to the prior-year period primarily due to the following:
–Other NOI decreased $3.3 million primarily due to reduced attendance and sales revenues at the Las Vegas Ballpark.
HHH 2024 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–Office NOI decreased $0.4 million primarily due to lower occupancy at 1725 Hughes Landing and office lease termination fees received in the prior-year period. These decreases were offset by strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion.

The decrease was offset by the following:
–Retail NOI increased $2.3 million primarily due to the collection of previously reserved accounts receivable in Ward Village.
–Multi-family NOI increased $1.1 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia, Starling at Bridgeland, and Tanager Echo in Summerlin.

For the six months ended June 30, 2024:

Operating Assets NOI increased $3.4 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.4 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy at 1725 Hughes Landing and office lease termination fees received in the prior-year period.
–Retail NOI increased $2.3 million primarily due to the collection of previously reserved accounts receivable in Ward Village.
–Multi-family NOI increased $2.2 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, and Tanager Echo in Summerlin, partially offset by winter-weather-related insurance recoveries in 2023.
–These increases were partially offset by a $3.1 million decrease in Other NOI, primarily driven by reduced attendance and sales revenues at the Las Vegas Ballpark.

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

MPC Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Master Planned Community land sales (a)	$154,790	$42,306	$112,484	$187,205	$101,667	$85,538
Other land, rental, and property revenues	4,486	5,098	(612)	8,380	8,741	(361)
Builder price participation (b)	12,905	15,907	(3,002)	25,471	29,916	(4,445)
Total revenues	172,181	63,311	108,870	221,056	140,324	80,732

Master Planned Communities cost of sales	(57,768)	(15,867)	(41,901)	(70,672)	(37,870)	(32,802)
Operating costs	(13,115)	(12,211)	(904)	(25,260)	(24,559)	(701)
Total operating expenses	(70,883)	(28,078)	(42,805)	(95,932)	(62,429)	(33,503)
Segment operating income (loss)	101,298	35,233	66,065	125,124	77,895	47,229
Depreciation and amortization	(108)	(106)	(2)	(218)	(213)	(5)
Interest income (expense), net	16,168	17,161	(993)	31,414	32,973	(1,559)
Other income (loss), net	—	—	—	—	(103)	103
Equity in earnings (losses) from unconsolidated ventures	5,883	2,638	3,245	(8,828)	6,746	(15,574)
Segment EBT	$123,241	$54,926	$68,315	$147,492	$117,298	$30,194
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
HHH 2024 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Bridgeland	$25,479	$23,211	$2,268	$42,726	$54,315	$(11,589)
Summerlin	94,267	26,554	67,713	101,576	54,944	46,632
Teravalis (a)	192	(957)	1,149	1,135	(1,966)	3,101
The Woodlands	(2,579)	3,063	(5,642)	(4,929)	5,358	(10,287)
The Woodlands Hills	5,882	3,055	2,827	6,984	4,647	2,337
Segment EBT	$123,241	$54,926	$68,315	$147,492	$117,298	$30,194

Floreo (b)	$1,110	$(958)	$2,068	$3,535	$(1,910)	$5,445
(a)As of June 30, 2024, the Company owns an 88.0% interest and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.
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

For the three months ended June 30, 2024:

MPC segment EBT increased $68.3 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $67.7 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $68.6 million primarily due to the following activity:
–increase in superpad acres sold, with 87.3 acres sold at an average price of $1.5 million per acre in the second quarter of 2024, compared to no acres sold in the prior-year period
–increase due to $7.3 million in Special Improvement District (SID) bond assumptions resulting from the sale of superpads in the second quarter of 2024, compared to no acres sold in the prior-year period
–decrease due to $18.1 million less revenue recognized out of deferred revenue in the second quarter of 2024, compared to the prior-year period

The Woodlands Hills EBT increased $2.8 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $2.5 million primarily due to the following activity:
–increase in residential acres sold, with 17.0 acres sold at an average price of $452,000 per acre in the second quarter of 2024, compared to 10.5 acres sold at an average price of $408,000 per acre in the prior-year period

Bridgeland EBT increased $2.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $5.3 million primarily due to the following activity:
–increase in residential acres sold, with 59.4 acres sold at an average price of $588,000 per acre in the second quarter of 2024, compared to 38.8 acres sold at an average price of $552,000 per acre in the prior-year period
–Interest expense increased $2.4 million primarily due to a higher debt balance and higher variable interest rates as a result of a derivative termination in the third quarter of 2023, partially offset by an increase in capitalized interest.

Teravalis EBT increased $1.1 million compared to the prior-year period.
–Equity earnings at Floreo increased $1.0 million primarily related to the closings of Floreo land sales in the second quarter of 2024.

The Woodlands EBT decreased $5.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $5.8 million primarily due to the following activity:
–decrease in residential acres sold, with no acres sold in the second quarter of 2024, compared to 3.7 acres sold at Aria Isle, an exclusive gated community, at an average price of $2.4 million per acre in the prior-year period. The decrease in acres sold is expected as only one custom lot remains at Aria Isle.
–decrease in commercial acres sold with no acres sold in the second quarter of 2024, compared to 2.1 acres sold at an average price of $819,000 per acre in the prior-year period

HHH 2024 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2024:

MPC segment EBT increased $30.2 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $46.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $69.5 million primarily due to the following activity:
–increase in superpad acres sold, with 87.3 acres sold at an average price of $1.5 million per acre for the six months ended June 30, 2024, compared to no acres sold in the prior-year period
–increase due to $7.3 million in SID bond assumptions resulting from the sale of superpads for the six months ended June 30, 2024, compared to no acres sold in the prior-year period
–decrease due to $15.9 million less revenue recognized out of deferred revenue for the six months ended June 30, 2024, compared to the prior-year period
–decrease in custom lots sold, with no lots sold for the six months ended June 30, 2024, compared to one lot sold at a price of $2.0 million per lot in the prior-year period. The lot sold in the prior-year period was the last custom lot currently available.
–Equity earnings at The Summit decreased $18.3 million as land and clubhouse unit sales decreased for the six months ended June 30, 2024, compared to the prior-year period due to low remaining inventory.
–Builder price participation decreased $5.1 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

Teravalis EBT increased $3.1 million compared to the prior-year period.
–Equity earnings at Floreo increased $2.8 million primarily related to the closings of Floreo land sales for the six months ended June 30, 2024, compared to no land sales in the prior-year period.

The Woodlands Hills EBT increased $2.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $1.6 million primarily due to the following activity:
–increase in residential acres sold, with 17.4 acres sold at an average price of $454,000 per acre for the six months ended June 30, 2024, compared to 15.4 acres sold at an average price of $415,000 per acre in the prior-year period

Bridgeland EBT decreased $11.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $7.5 million primarily due to the following activity:
–decrease in commercial acres sold partially offset by an increase in price per acre, with 3.5 acres sold at an average price of $801,000 per acre for the six months ended June 30, 2024, compared to 108.8 acres sold at an average price of $247,000 per acre in the prior-year period
–increase in residential acres sold, with 90.1 acres sold at an average price of $592,000 per acre for the six months ended June 30, 2024, compared to 61.3 acres sold at an average price of $548,000 per acre in the prior-year period
–Interest expense increased $4.3 million primarily due to a higher debt balance and higher variable interest rates as a result of a derivative termination in the third quarter of 2023, partially offset by an increase in capitalized interest.

The Woodlands EBT decreased $10.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $10.9 million primarily due to the following activity:
–decrease in residential acres sold, with no acres sold for the six months ended June 30, 2024, compared to 7.2 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.7 million per acre in the prior-year period. The decrease in acres sold is expected as only one custom lot remains at Aria Isle.

HHH 2024 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Net Contribution MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from Municipal Utility District (MUD) and SID bonds receivables, reduced by MPC development expenditures, land acquisitions, and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses.

Below is a reconciliation of segment EBT to MPC Net Contribution:

MPC Net Contribution	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
MPC segment EBT	$123,241	$54,926	$68,315	$147,492	$117,298	$30,194
Plus:
Master Planned Communities cost of sales	57,768	15,867	41,901	70,672	37,870	32,802
Depreciation and amortization	108	106	2	218	213	5
MUD and SID bonds collections, net (a)	(5,829)	1,984	(7,813)	(5,581)	3,348	(8,929)
Distributions from unconsolidated ventures	281	9,450	(9,169)	281	9,450	(9,169)
Less:
MPC development expenditures	(97,764)	(83,235)	(14,529)	(174,862)	(172,580)	(2,282)
Equity in (earnings) losses from unconsolidated ventures	(5,883)	(2,638)	(3,245)	8,828	(6,746)	15,574
MPC Net Contribution	$71,922	$(3,540)	$75,462	$47,048	$(11,147)	$58,195
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $75.5 million for the three months ended June 30, 2024, and increased $58.2 million for the six months ended June 30, 2024, compared to the same periods in 2023, primarily due to higher MPC land sales, partially offset by an increase in MPC development expenditures, decrease in distributions from unconsolidated ventures, and higher SID transfers to buyers.

MPC Land Inventory The following table summarizes MPC land inventory activity for the six months ended June 30, 2024:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2023	$533,031	$1,079,927	$544,824	$172,652	$115,239	$2,445,673
Development expenditures (a)	73,535	84,000	328	1,711	15,288	174,862
MPC Cost of sales	(24,558)	(43,108)	—	(5)	(3,001)	(70,672)
MUD reimbursable costs (b)	(54,248)	—	—	(90)	(10,138)	(64,476)
Transfer to Strategic Development and Operating Assets Segments	(1,118)	—	—	(4,294)	—	(5,412)
Other	11,297	(356)	(53)	(221)	(5,162)	5,505
Balance June 30, 2024	$537,939	$1,120,463	$545,099	$169,753	$112,226	$2,485,480
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHH 2024 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Seaport

Seaport Entertainment On October 5, 2023, HHH announced the intent to form a new division, Seaport Entertainment, that is expected to include the Company’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

On July 18, 2024, the HHH Board of Directors authorized and declared a pro rata distribution of 100% of the outstanding shares of common stock of Seaport Entertainment Group, Inc. (SEG) to holders of record of HHH common stock as of the close of business on July 29, 2024 (Record Date). The distribution is expected to be paid after market close on July 31, 2024. As a result, holders of HHH common stock will receive one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on the Record Date. SEG common stock is expected to begin trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

General The Seaport is part non-stabilized operating asset, part development project, and part operating business. As such, the Seaport has a greater range of possible outcomes than our other projects. The greater uncertainty is largely the result of: (i) seasonality; (ii) potential sponsorship revenue; (iii) potential event revenue; and (iv) business operating risks from various start-up businesses. We operate and own, either directly, through license agreements, or in joint ventures, many of the tenants in the Seaport. As a result, the revenues and expenses of these businesses, as well as the underlying market conditions affecting these types of businesses, will directly impact the NOI of the Seaport. This is in contrast to our other retail properties where we primarily receive lease payments and are not as directly impacted by the operating performance of the underlying businesses. This causes the financial results of the Seaport to be less predictable than our other operating real estate assets with traditional lease structures.

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

The Tin Building by Jean-Georges opened in late September 2022, with an expanded focus on experiences including in-person dining, retail shopping, and delivery, and is managed by CCMC, a Jean-Georges company.

HHH 2024 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Events and Sponsorships Our events and sponsorships businesses include our concert series, event catering, private events, and sponsorships. Food and beverage operations associated with concert concessions and catering are operated under management agreements with CCMC.

The 2024 summer concert series, which began in May 2024 and is expected to run through mid-October 2024, currently includes 59 announced show dates and has sold over 153,000 tickets to date, representing over 76% of available ticket inventory. In the second quarter, we hosted 11 concerts and welcomed approximately 32,500 guests. The 2023 summer concert series ran for the same period, and included a total of 63 shows, with 19 shows held during the second quarter of 2023.

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

Also in December 2021, an amendment to the Seaport ground lease was executed giving the Company extension options, at the discretion of the Company, for an additional 48 years from its current expiration in 2072 until 2120. We received a building foundation permit from the New York City Department of Buildings and began initial foundation work and remediation in the second quarter of 2022. Remediation of the site as a volunteer of the New York State Brownfield Cleanup program was completed in December 2023. The Company has prevailed in various lawsuits challenging the governmental approval of our development project. For additional information regarding these lawsuits, see Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

Segment EBT Segment EBT for Seaport is presented below:

Seaport Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Rental revenue (a)	$6,010	$5,629	$381	$12,392	$11,018	$1,374
Other land, rental, and property revenues	14,850	17,175	(2,325)	19,970	23,683	(3,713)
Total revenues	20,860	22,804	(1,944)	32,362	34,701	(2,339)

Operating costs	(31,729)	(26,490)	(5,239)	(52,247)	(45,257)	(6,990)
Rental property real estate taxes	(175)	(169)	(6)	(351)	(337)	(14)
(Provision for) recovery of doubtful accounts	(852)	(6)	(846)	(1,643)	13	(1,656)
Total operating expenses	(32,756)	(26,665)	(6,091)	(54,241)	(45,581)	(8,660)
Segment operating income (loss)	(11,896)	(3,861)	(8,035)	(21,879)	(10,880)	(10,999)
Depreciation and amortization	(3,949)	(10,469)	6,520	(9,706)	(20,996)	11,290
Interest income (expense), net	(2,676)	1,311	(3,987)	(4,688)	2,497	(7,185)
Other income (loss), net	(87)	(1,601)	1,514	(87)	(1,600)	1,513
Equity in earnings (losses) from unconsolidated ventures (a)	(6,552)	(10,896)	4,344	(16,832)	(21,716)	4,884
Segment EBT	$(25,160)	$(25,516)	$356	$(53,192)	$(52,695)	$(497)
(a) Lease payments for the Tin Building included in Rental revenue and offset in Equity losses were $2.9 million for the three months ended June 30, 2024, $5.7 million for the six months ended June 30, 2024, $2.8 million for the three months ended June 30, 2023, and $5.7 million for the six months ended June 30, 2024. Refer to the Tin Building discussion above for additional detail.

For the three months ended June 30, 2024:

Seaport segment EBT increased $0.4 million compared to the prior-year period primarily due to the following:
–Depreciation and amortization decreased $6.5 million primarily as a result of the impairment of our Seaport assets in the third quarter of 2023.
–Equity losses decreased $4.3 million primarily due to reduced operating and labor costs at the Tin Building.

HHH 2024 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

These increases to EBT were partially offset by the following:
–Total revenues, net of Operating costs decreased $7.2 million primarily due to increased overhead costs associated with the stand-up of Seaport Entertainment in anticipation of the pending spinoff, and reduced restaurant and concert series revenue at Pier 17, partially offset by improved rental revenue from the Fulton Market Building, which is now 100% occupied.
–Interest expense increased $4.0 million due to lower capitalized interest related to a pause in development activity at 250 Water Street.

For the six months ended June 30, 2024:

Seaport segment EBT decreased $0.5 million compared to the prior-year period primarily due to the following:
–Total revenues, net of Operating costs decreased $9.3 million primarily due to increased overhead costs associated with the stand-up of Seaport Entertainment in anticipation of the pending spinoff, and reduced restaurant and concert series revenue at Pier 17, partially offset by improved rental revenue from the Fulton Market Building, which is now 100% occupied.
–Interest expense increased $7.2 million due to lower capitalized interest related to a pause in development activity at 250 Water Street.

These decreases to EBT were partially offset by the following:
–Depreciation and amortization decreased $11.3 million primarily as a result of the impairment of our Seaport assets in the third quarter of 2023.
–Equity losses decreased $4.9 million primarily due to reduced operating and labor costs at the Tin Building.

Net Operating Income A reconciliation of Seaport segment EBT to Seaport NOI is presented below:

Seaport NOI	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Total Seaport segment EBT	$(25,160)	$(25,516)	$356	$(53,192)	$(52,695)	$(497)
Add back:
Depreciation and amortization	3,949	10,469	(6,520)	9,706	20,996	(11,290)
Interest (income) expense, net	2,676	(1,311)	3,987	4,688	(2,497)	7,185
Equity in (earnings) losses from unconsolidated ventures	6,552	10,896	(4,344)	16,832	21,716	(4,884)
Impact of straight-line rent	458	546	(88)	960	1,132	(172)
Other (income) loss, net	2,162	2,470	(308)	3,038	3,317	(279)
Seaport NOI	$(9,363)	$(2,446)	$(6,917)	$(17,968)	$(8,031)	$(9,937)

The Seaport, including Managed Businesses, Events and Sponsorships, and the Tin Building, is approximately 67% leased. We may continue to incur operating expenses in excess of rental revenues while the remaining available space is in lease-up, as the Seaport continues to move toward its critical mass of offerings.

The table below presents Seaport NOI by category:

Seaport NOI by Category	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Landlord Operations	$(7,672)	$(4,760)	$(2,912)	$(12,525)	$(9,050)	$(3,475)
Landlord Operations - Multi-family	37	33	4	95	61	34
Managed Businesses	(1,393)	(50)	(1,343)	(4,535)	(2,586)	(1,949)
Tin Building	2,333	2,360	(27)	4,591	4,775	(184)
Events and Sponsorships	(2,668)	(29)	(2,639)	(5,594)	(1,231)	(4,363)
Seaport NOI	$(9,363)	$(2,446)	$(6,917)	$(17,968)	$(8,031)	$(9,937)

Seaport NOI decreased $6.9 million for the three months ended June 30, 2024, and $9.9 million for the six months ended June 30, 2024, primarily due to increased overhead costs of $5.5 million for three months ended June 30, 2024, and $7.0 million for the six months ended June 30, 2024, associated with the stand-up of Seaport Entertainment in anticipation of the pending spinoff. Additionally, Events and Sponsorships NOI was negatively impacted by lower concert series revenue, and Managed Businesses NOI was negatively impacted by lower revenues across our restaurant portfolio.

HHH 2024 FORM 10-Q | 46

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

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Tin Building	$2,333	$2,360	$(27)	$4,591	$4,775	$(184)
Tin Building by Jean-Georges	(6,668)	(9,635)	2,967	(15,414)	(18,793)	3,379
Total	$(4,335)	$(7,275)	$2,940	$(10,823)	$(14,018)	$3,195

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Condominium rights and unit sales	$—	$14,866	$(14,866)	$23	$20,953	$(20,930)
Rental revenue	107	114	(7)	276	114	162
Other land, rental, and property revenues	402	778	(376)	803	1,131	(328)
Total revenues	509	15,758	(15,249)	1,102	22,198	(21,096)

Condominium rights and unit cost of sales	—	(29,317)	29,317	(3,861)	(33,853)	29,992
Operating costs	(3,562)	(4,944)	1,382	(7,711)	(10,796)	3,085
Rental property real estate taxes	(644)	(1,080)	436	(1,288)	(1,751)	463
Total operating expenses	(4,206)	(35,341)	31,135	(12,860)	(46,400)	33,540
Segment operating income (loss)	(3,697)	(19,583)	15,886	(11,758)	(24,202)	12,444
Depreciation and amortization	(3,878)	(943)	(2,935)	(5,297)	(1,886)	(3,411)
Interest income (expense), net	4,594	5,442	(848)	8,618	7,505	1,113
Other income (loss), net	(17)	(17)	—	(14)	77	(91)
Equity in earnings (losses) from unconsolidated ventures	36	30	6	75	35	40
Segment EBT	$(2,962)	$(15,071)	$12,109	$(8,376)	$(18,471)	$10,095

HHH 2024 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended June 30, 2024:

Strategic Developments segment EBT increased $12.1 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales includes a decrease of $16.1 million due to charges related to the defect remediation at Waiea incurred in the second quarter of 2023, that did not reoccur in the current quarter.

This increase to EBT was partially offset by the following:
–Depreciation increased $2.9 million compared to the prior-year period primarily due to accelerated depreciation for the Kalae model unit, which was decommissioned in the second quarter of 2024, to allow for the construction of future tower model units.
–Condominium sales, net of cost of sales decreased $1.7 million, excluding the change in remediation costs of $16.1 million discussed above, due to the timing of condominium closings. We had no condominium closings during the three months ended June 30, 2024, compared to 11 units at ‘A‘ali‘i and 4 units at Kō'ula during the prior-year quarter. The lower volume of condominium closings is expected as our completed towers are now 100.0% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.

For the six months ended June 30, 2024:

Strategic Developments segment EBT increased $10.1 million compared to the prior-year period primarily due to the following:
–Condominium cost of sales includes a decrease of $13.1 million due to charges related to the defect remediation at Waiea. We charged $3.0 million in the first quarter of 2024, to fund the final remediation expenditures, compared to $16.1 million of additional costs charged in the prior-year period.
–Operating costs decreased $3.1 million, primarily due to a decrease in legal costs compared to the prior-year period.

These increases to EBT were partially offset by the following:
–Condominium sales, net of cost of sales decreased $4.1 million, excluding the change in remediation costs of $13.1 million discussed above, due to the timing of condominium closings. We had no condominium closings during the six months ended June 30, 2024, compared to 15 units at ‘A‘ali‘i and 5 units at Kō'ula and during the prior-year period.
–Depreciation increased $3.4 million compared to the prior-year period primarily due to accelerated depreciation for the Kalae model unit, which was decommissioned in the second quarter of 2024, to allow for the construction of future tower model units.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums

Ward Village As of June 30, 2024, our six completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, and Kō‘ula, are completely sold.

Condominiums Under Construction

Ward Village As of June 30, 2024, 97.4% of the units at our four towers under construction, Victoria Place, The Park Ward Village, Ulana Ward Village, and Kalae are under contract.

We broke ground on Victoria Place in February 2021 and expect to complete construction in the fourth quarter of 2024. Victoria Place, which is 100.0% presold, will consist of 349 one-, two-, and three-bedroom units.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of June 30, 2024, we have entered into contracts for 522 units, representing 95.8% of total units.

We broke ground on Ulana Ward Village in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100.0% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

HHH 2024 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

We broke ground on Kalae in June 2024, and expect to complete construction in 2027. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of June 30, 2024, we have entered into contracts for 303 units, representing 92.1% of total units.

Predevelopment Condominiums

Ward Village We launched public presales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of June 30, 2024, we have entered into contracts for 248 units, representing 51.1% of total units.

The Woodlands We launched public presales of our first condominium project in The Woodlands in March 2024. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of June 30, 2024, we have entered into contracts for 72 units, representing 64.9% of total units.

The following provides further detail for all condominium projects as of June 30, 2024:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Under construction
Victoria Place	Honolulu, HI	—	349	349	100.0%	Q4 2024
The Park Ward Village (c)	Honolulu, HI	—	522	545	95.8%	2026
Ulana Ward Village (d)	Honolulu, HI	—	696	696	100.0%	2025
Kalae (e)	Honolulu, HI	—	303	329	92.1%	2027
Predevelopment
The Launiu (f)	Honolulu, HI	—	248	485	51.1%	2027
The Ritz-Carlton Residences (g)	The Woodlands, TX	—	72	111	64.9%	2027
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

HHH 2024 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,			Six Months Ended June 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Corporate income	$18	$16	$2	$34	$30	$4
General and administrative	(30,235)	(20,217)	(10,018)	(61,137)	(43,770)	(17,367)
Corporate interest expense, net	(20,209)	(22,584)	2,375	(37,791)	(46,779)	8,988
Corporate other income (loss), net	(35)	51	(86)	445	2,758	(2,313)
Corporate depreciation and amortization	(774)	(825)	51	(1,579)	(1,625)	46
Other	(3,868)	(3,089)	(779)	(7,686)	(6,660)	(1,026)
Income tax (expense) benefit	(6,359)	15,370	(21,729)	10,836	16,648	(5,812)
Total Corporate income, expenses, and other items	$(61,462)	$(31,278)	$(30,184)	$(96,878)	$(79,398)	$(17,480)

For the three months ended June 30, 2024:

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $21.7 million primarily due to an increase in Income before income taxes. Refer to Note 10 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
–General and administrative expenses increased $10.0 million primarily attributable to increased legal and consulting fees related to the pending spinoff of Seaport Entertainment and an increase in compensation costs.

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net decreased $2.4 million primarily due to the change in value related to derivative instruments. Refer to Note 8 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information on derivative instruments.

For the six months ended June 30, 2024:

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–General and administrative expenses increased $17.4 million primarily attributable to increased legal and consulting fees related to the pending spinoff of Seaport Entertainment and an increase in compensation costs.
–Income tax benefit decreased $5.8 million primarily due to an increase in Income before income taxes.
–Corporate other income decreased $2.3 million primarily related to higher insurance proceeds in 2023.

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net decreased $9.0 million primarily due the change in value related to derivative instruments, and higher interest income driven by higher interest rates and higher average account balances.

HHH 2024 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and ensure we maintain the financial flexibility and liquidity necessary to fund future growth. In 2024, we drew $164.5 million on existing mortgages, entered into new borrowings of $45.0 million (excluding undrawn amounts on new construction loans), refinanced $130.0 million, and made repayments on mortgages of $8.0 million. As of June 30, 2024, we have $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Six Months Ended June 30,
thousands	2024	2023
Cash provided by (used in) operating activities	$(188,773)	$(250,358)
Cash provided by (used in) investing activities	(168,190)	(200,200)
Cash provided by (used in) financing activities	209,672	194,773

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

Net cash used in operating activities was $188.8 million for the six months ended June 30, 2024, and $250.4 million for the six months ended June 30, 2023, representing a $61.6 million net increase in cash provided by operating activities. This change was primarily due to a $113.8 million increase in net cash provided by operations across segments, primarily attributable to increased MPC land sales, partially offset by a $35.3 million increase in interest payments and a $16.9 million increase in cash paid for legal and consulting fees related to the pending spinoff of Seaport Entertainment.

Investing Activities Net cash used in investing activities was $168.2 million for the six months ended June 30, 2024, and $200.2 million for the six months ended June 30, 2023. The $32.0 million decrease in net cash used in investing activities was primarily due to a $28.8 million decrease in cash used in capital projects, a $12.3 million increase in proceeds from the sale of Creekside Park Medical Plaza, a $7.0 million increase in reimbursements under Tax Increment Financing (TIF) and grants, and a $4.4 million decrease in capital contributions to our investments in unconsolidated ventures, primarily for the Tin Building by Jean-Georges. These decreases were partially offset by a $12.6 million increase in cash used related to the acquisition of Waterway Plaza II in the current period, compared to the acquisition of Grogan’s Mill Village Center in the prior period, and a $7.8 million decrease in distributions from unconsolidated ventures, primarily for The Summit.

Financing Activities Net cash provided by financing activities was $209.7 million for the six months ended June 30, 2024, and $194.8 million for the six months ended June 30, 2023. The $14.9 million increase in cash provided by financing activities was primarily due to an increase in proceeds from mortgages, notes, and loans payable of $138.2 million, partially offset by an increase in cash used related to principal payments on mortgages, notes, and loans payable of $121.1 million.

HHH 2024 FORM 10-Q | 51

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

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of June 30, 2024:

thousands	Remaining in 2024	2025	2026	2027	2028	Thereafter	Total
Mortgages, notes, and loans payable (a)	$277,839	$441,191	$1,021,830	$350,698	$835,522	$2,629,265	$5,556,345
Interest payments (b)	165,002	282,500	224,433	169,879	140,709	272,522	1,255,045
Ground lease commitments (c)	1,305	2,937	2,992	3,049	3,108	240,242	253,633
Total	$444,146	$726,628	$1,249,255	$523,626	$979,339	$3,142,029	$7,065,023
(a)We expect $270.7 million due in 2024 to be repaid with Victoria Place condo closings.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.
(c)Ground lease commitments totaling $246.2 million relate to the Seaport ground lease, which has an initial expiration date of December 31, 2072, and is subject to extension options through December 31, 2120. Future cash payments are not inclusive of extension options. The remaining $7.4 million in ground lease commitments relates to Kewalo Basin Harbor.

Debt As of June 30, 2024, the Company had $5.5 billion of outstanding debt and $1.2 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional detail. Our proportionate share of the debt of our unconsolidated ventures totaled $153.3 million as of June 30, 2024, and is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 9 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information related to the Company’s collateral maintenance obligation.

Debt Compliance As of June 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of six property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2024 FORM 10-Q | 52

Net Debt The following table summarizes our net debt on a segment basis as of June 30, 2024. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Seaport	Strategic Developments	Segment Totals	Non-Segment Amounts	June 30, 2024
Mortgages, notes, and loans payable, net	$2,362,737	$528,394	$113,374	$475,677	$3,480,182	$2,031,803	$5,511,985
Mortgages, notes, and loans payable of unconsolidated ventures	90,581	62,680	60	—	153,321	—	153,321
Less:
Cash and cash equivalents	(13,307)	(118,200)	(3,453)	(24,229)	(159,189)	(277,569)	(436,758)
Cash and cash equivalents of unconsolidated ventures	(2,944)	(5,974)	(5,522)	(3,580)	(18,020)	—	(18,020)
Special Improvement District receivables	—	(75,317)	—	—	(75,317)	—	(75,317)
Municipal Utility District receivables, net	—	(627,954)	—	(3,188)	(631,142)	—	(631,142)
TIF receivable	—	—	—	(1,677)	(1,677)	—	(1,677)
Net Debt	$2,437,067	$(236,371)	$104,459	$443,003	$2,748,158	$1,754,234	$4,502,392

HHH 2024 FORM 10-Q | 53

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.8 billion of variable-rate debt outstanding at June 30, 2024, of which $250.4 million was swapped to a fixed rate through the use of interest rate swaps and $544.8 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $59.6 million as of June 30, 2024, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 8 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

As of June 30, 2024, annual interest costs would increase approximately $10.4 million for every 1.00% increase in floating interest rates. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHH 2024 FORM 10-Q | 54

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

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2024:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1 - 30, 2024	2,157	$70.17	—	$15,009,600
May 1 - 31, 2024	—	$—	—	$15,009,600
June 1 - 30, 2024	70	$66.30	—	$15,009,600
Total	2,227	$70.05	—
(a)During the second quarter of 2024, all 2,227 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

HHH 2024 FORM 10-Q | 55

OTHER INFORMATION	Table of Contents
Item 5. Other Information

Pursuant to Item 408(a) of Regulation S-K, there were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the second quarter of 2024.

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 56

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howard Hughes Holdings Inc.

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
July 26, 2024

HHH 2024 FORM 10-Q | 57