Form 10-Q
period 2024-09-30
Howard Hughes Holdings Inc.
filed 2024-11-04
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2024

or

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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of October 28, 2024, was 50,137,514.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)

HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

thousands except par values and share amounts	September 30, 2024	December 31, 2023
ASSETS
Master Planned Communities assets	$2,491,291	$2,445,673
Buildings and equipment	3,794,960	3,649,376
Less: accumulated depreciation	(915,279)	(829,018)
Land	299,406	294,189
Developments	1,705,544	1,169,571
Net investment in real estate	7,375,922	6,729,791
Investments in unconsolidated ventures	177,908	182,799
Cash and cash equivalents	400,728	629,714
Restricted cash	519,998	379,498
Accounts receivable, net	101,284	101,373
Municipal Utility District (MUD) receivables, net	461,985	550,884
Deferred expenses, net	152,626	138,182
Operating lease right-of-use assets	5,948	5,463
Other assets, net	242,189	244,027
Assets of discontinued operations	—	615,272
Total assets	$9,438,588	$9,577,003

LIABILITIES
Mortgages, notes, and loans payable, net	$5,298,760	$5,146,992
Operating lease obligations	5,764	5,362
Deferred tax liabilities, net	76,898	84,293
Accounts payable and other liabilities	1,376,853	1,054,267
Liabilities of discontinued operations	—	227,165
Total liabilities	6,758,275	6,518,079

Commitments and Contingencies (see Note 10)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 56,605,697 issued, and 50,132,370 outstanding as of September 30, 2024, 56,495,791 shares issued, and 50,038,014 outstanding as of December 31, 2023	566	565
Additional paid-in capital	3,572,487	3,988,496
Retained earnings (accumulated deficit)	(342,311)	(383,696)
Accumulated other comprehensive income (loss)	(1,375)	1,272
Treasury stock, at cost, 6,473,327 shares as of September 30, 2024, and 6,457,777 shares as of December 31, 2023	(614,981)	(613,766)
Total stockholders' equity	2,614,386	2,992,871
Noncontrolling interests	65,927	66,053
Total equity	2,680,313	3,058,924
Total liabilities and equity	$9,438,588	$9,577,003

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2024	2023	2024	2023
REVENUES
Condominium rights and unit sales	$3	$25,962	$26	$46,915
Master Planned Communities land sales	198,239	75,378	385,444	177,045
Rental revenue	108,613	99,978	315,461	290,164
Other land, rental, and property revenues	10,700	11,308	31,105	35,902
Builder price participation	9,592	15,847	35,063	45,763
Total revenues	327,147	228,473	767,099	595,789

EXPENSES
Condominium rights and unit cost of sales	11,833	22,537	15,694	56,390
Master Planned Communities cost of sales	72,582	28,264	143,254	66,134
Operating costs	50,841	51,856	149,412	147,926
Rental property real estate taxes	14,484	14,763	43,799	44,758
Provision for (recovery of) doubtful accounts	190	1,399	327	(1,034)
General and administrative	24,862	21,601	68,930	65,371
Depreciation and amortization	44,088	42,686	134,833	122,217
Other	3,582	2,195	11,268	8,834
Total expenses	222,462	185,301	567,517	510,596

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	3,165	16,286	7,959	21,000
Other income (loss), net	90,489	(82)	91,870	4,914
Total other	93,654	16,204	99,829	25,914

Operating income (loss)	198,339	59,376	299,411	111,107

Interest income	5,341	7,682	19,270	16,766
Interest expense	(43,802)	(39,316)	(122,597)	(112,783)
Gain (loss) on extinguishment of debt	—	—	(198)	—
Loss on sale of MUD receivables	(51,525)	—	(51,525)	—
Equity in earnings (losses) from unconsolidated ventures	(1,630)	15,732	(4,230)	26,461
Income (loss) from continuing operations before income taxes	106,723	43,474	140,131	41,551
Income tax expense (benefit)	10,195	11,410	17,236	10,975
Net income (loss) from continuing operations	96,528	32,064	122,895	30,576
Net income (loss) from discontinued operations, net of taxes	(24,031)	(576,199)	(81,807)	(616,479)
Net income (loss)	72,497	(544,135)	41,088	(585,903)
Net (income) loss attributable to noncontrolling interests	273	(46)	297	(166)
Net income (loss) attributable to common stockholders	$72,770	$(544,181)	$41,385	$(586,069)

Basic income (loss) per share — continuing operations	$1.95	$0.65	$2.48	$0.61
Basic income (loss) per share — discontinued operations	$(0.48)	$(11.61)	$(1.65)	$(12.44)
Basic income (loss) per share attributable to common stockholders	$1.46	$(10.97)	$0.83	$(11.83)

Diluted income (loss) per share — continuing operations	$1.95	$0.64	$2.48	$0.61
Diluted income (loss) per share — discontinued operations	$(0.48)	$(11.60)	$(1.65)	$(12.43)
Diluted income (loss) per share attributable to common stockholders	$1.46	$(10.96)	$0.83	$(11.82)

See Notes to Condensed Consolidated Financial Statements.
HHH 2024 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Net income (loss)	$72,497	$(544,135)	$41,088	$(585,903)
Other comprehensive income (loss):
Interest rate caps and swaps (a)	(5,310)	(182)	(2,647)	(2,764)
Other comprehensive income (loss)	(5,310)	(182)	(2,647)	(2,764)
Comprehensive income (loss)	67,187	(544,317)	38,441	(588,667)
Comprehensive (income) loss attributable to noncontrolling interests	273	(46)	297	(166)
Comprehensive income (loss) attributable to common stockholders	$67,460	$(544,363)	$38,738	$(588,833)
(a)Amounts are shown net of tax benefit of $1.6 million for the three months ended September 30, 2024, $0.8 million for the nine months ended September 30, 2024, $0.1 million for the three months ended September 30, 2023, and $0.8 million for the nine months ended September 30, 2023.

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at June 30, 2024	56,709,660	$567	$3,996,126	$(415,081)	$3,935	(6,473,238)	$(614,974)	$2,970,573	$66,146	$3,036,719
Net income (loss)	—	—	—	72,770	—	—	—	72,770	(273)	72,497
Interest rate swaps, net of tax expense (benefit) of $(1,569)	—	—	—	—	(5,310)	—	—	(5,310)	—	(5,310)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	54	54
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(428,229)	—	—	—	—	(428,229)	—	(428,229)
Stock plan activity	(103,963)	(1)	4,590	—	—	(89)	(7)	4,582	—	4,582
Balance at September 30, 2024	56,605,697	$566	$3,572,487	$(342,311)	$(1,375)	(6,473,327)	$(614,981)	$2,614,386	$65,927	$2,680,313

Balance at June 30, 2023	56,533,030	$566	$3,980,780	$126,189	$7,753	(6,444,748)	$(612,663)	$3,502,625	$65,828	$3,568,453
Net income (loss)	—	—	—	(544,181)	—	—	—	(544,181)	46	(544,135)
Interest rate swaps, net of tax expense (benefit) of $(53)	—	—	—	—	(182)	—	—	(182)	—	(182)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	60	60
Stock plan activity	27,850	—	5,733	—	—	(1,196)	(100)	5,633	—	5,633
Balance at September 30, 2023	56,560,880	$566	$3,986,513	$(417,992)	$7,571	(6,445,944)	$(612,763)	$2,963,895	$65,934	$3,029,829

Balance at December 31, 2023	56,495,791	$565	$3,988,496	$(383,696)	$1,272	(6,457,777)	$(613,766)	$2,992,871	$66,053	$3,058,924
Net income (loss)	—	—	—	41,385	—	—	—	41,385	(297)	41,088
Interest rate swaps, net of tax expense (benefit) of $(784)	—	—	—	—	(2,647)	—	—	(2,647)	—	(2,647)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	171	171
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(428,229)	—	—	—	—	(428,229)	—	(428,229)
Stock plan activity	109,906	1	12,220	—	—	(15,550)	(1,215)	11,006	—	11,006
Balance at September 30, 2024	56,605,697	$566	$3,572,487	$(342,311)	$(1,375)	(6,473,327)	$(614,981)	$2,614,386	$65,927	$2,680,313

Balance at December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(586,069)	—	—	—	(586,069)	166	(585,903)
Interest rate swaps, net of tax expense (benefit) of $(811)	—	—	—	—	(2,764)	—	—	(2,764)	—	(2,764)
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	177	177
Issuance of common shares	—	—	—	—	—	—	—	—	—	—
Stock plan activity	334,607	2	13,952	—	—	(21,668)	(1,725)	12,229	—	12,229
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2023	56,560,880	$566	$3,986,513	$(417,992)	$7,571	(6,445,944)	$(612,763)	$2,963,895	$65,934	$3,029,829

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$41,088	$(585,903)
Net income (loss) from discontinued operations, net of taxes	(81,807)	(616,479)
Net income (loss) from continuing operations	122,895	30,576
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	120,404	109,271
Amortization	14,403	12,829
Amortization of deferred financing costs	9,122	8,758
Amortization of intangibles other than in-place leases	90	90
Straight-line rent amortization	(4,389)	(5,849)
Deferred income taxes	28,466	6,106
Restricted stock and stock option amortization	12,221	12,635
Net gain on sale of properties	(7,959)	(21,000)
Loss on sale of MUD receivables	51,525	—
Proceeds from sale of MUD receivables	176,680	—
(Gain) loss on extinguishment of debt	198	—
Equity in (earnings) losses from unconsolidated ventures, net of distributions and impairment charges	9,403	(18,434)
Provision for doubtful accounts	(1,017)	4,385
Master Planned Community development expenditures	(284,984)	(256,214)
Master Planned Community cost of sales	133,257	63,015
Condominium development expenditures	(453,896)	(349,211)
Condominium rights and units cost of sales	15,694	54,167
Other	—	1,319
Net Changes:
Accounts receivable, net	(2,827)	(11,524)
Other assets, net	(9,811)	(17,655)
Condominium deposits received, net	220,776	81,896
Deferred expenses, net	(25,015)	(22,275)
Accounts payable and other liabilities	(14,244)	(22,720)
Cash provided by (used in) operating activities of continuing operations	110,992	(339,835)
Cash provided by (used in) operating activities of discontinued operations	(51,495)	(19,904)
Cash provided by (used in) operating activities	59,497	(359,739)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(927)	(5,609)
Operating property improvements	(27,997)	(30,943)
Property development and redevelopment	(182,548)	(174,770)
Acquisition of assets	(18,456)	(5,898)
Proceeds from sales of properties, net	17,175	31,315
Reimbursements under tax increment financings and grants	8,258	1,469
Distributions from unconsolidated ventures	1,275	8,605
Investments in unconsolidated ventures, net	(3,500)	—
Net parent investment in discontinued operations	(169,825)	(70,502)
Cash provided by (used in) investing activities of continuing operations	(376,545)	(246,333)
Cash provided by (used in) investing activities of discontinued operations	130,246	(7,408)
Cash provided by (used in) investing activities	(246,299)	(253,741)
HHH 2024 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	476,748	444,305
Principal payments on mortgages, notes, and loans payable	(323,252)	(9,952)
Special Improvement District bond funds released from (held in) escrow	16,793	6,721
Deferred financing costs and bond issuance costs, net	(1,085)	(120)
Taxes paid on stock options exercised and restricted stock vested	(2,157)	(2,643)
Sale of preferred stock in Seaport Entertainment Group Inc. subsidiary	9,850	—
Contributions from Teravalis noncontrolling interest owner	171	177
Cash provided by (used in) financing activities of continuing operations	177,068	438,488
Cash provided by (used in) financing activities of discontinued operations	(122,597)	11,854
Cash provided by (used in) financing activities	54,471	450,342

Net change in cash, cash equivalents, and restricted cash	(132,331)	(163,138)
Cash, cash equivalents, and restricted cash at beginning of period	1,053,057	1,098,936
Cash, cash equivalents, and restricted cash at end of period	920,726	935,798
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	51,256
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$920,726	$884,542

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$400,728	$484,543
Restricted cash	519,998	399,999
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$920,726	$884,542

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$251,528	$193,078
Interest capitalized	114,694	75,271
Income taxes paid (refunded), net	3,958	4,270

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Accrued property improvements, developments, and redevelopments	$(4,143)	$(6,136)
Consideration from sale of properties	—	5,250
Special Improvement District bond transfers associated with land sales	9,997	3,119
Capitalized stock compensation	3,093	3,407
Initial recognition of operating lease right-of-use asset	766	—
Initial recognition of operating lease obligation	766	—

NON-CASH TRANSACTIONS — DISCONTINUED OPERATIONS
Distribution of Seaport Entertainment Group Inc. to stockholders	$361,210	$—

See Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to the Howard Hughes Holdings Inc. audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, and future fiscal years.

Seaport Entertainment Spinoff On July 31, 2024, the spinoff of Seaport Entertainment Group Inc. and its subsidiaries (Seaport Entertainment or SEG) was completed. SEG included HHH’s entertainment-related assets in New York and Las Vegas, including the Seaport in Lower Manhattan, the Las Vegas Aviators Triple-A Minor League Baseball team and the Las Vegas Ballpark, as well as the Company’s ownership stake in Jean-Georges Restaurants and other partnerships, and an interest in and to 80% of the air rights above the Fashion Show Mall in Las Vegas.

Under the terms of the separation, each stockholder who held HHH common stock as of the close of business on July 29, 2024, the record date for the distribution, received one share of SEG common stock for every nine shares of HHH common stock held as of the close of business on such date. SEG common stock began trading on the NYSE American stock exchange on August 1, 2024, under the symbol “SEG”.

Principles of Consolidation and Basis of Presentation The condensed consolidated financial statements include the accounts of Howard Hughes Holdings Inc. and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests.

As the spinoff of SEG represents a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations in the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Cash Flows and, as such, have been excluded from both continuing operations and segment results for all periods presented. Additionally, the related SEG assets and liabilities are classified as discontinued operations in the Condensed Consolidated Balance Sheets. The Condensed Consolidated Statements of Comprehensive Income (Loss), and Equity are presented on a consolidated basis for both continuing operations and discontinued operations. The disclosures presented in the notes to the unaudited Condensed Consolidated Financial Statements are presented on a continuing operations basis unless otherwise noted. See Note 2 - Discontinued Operations for additional information.

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

HHH 2024 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2024	December 31, 2023
Straight-line rent receivables	$89,629	$84,316
Tenant receivables	3,281	5,493
Other receivables	8,374	11,564
Accounts receivable, net (a)	$101,284	$101,373
(a)As of September 30, 2024, the total reserve balance for amounts considered uncollectible was $7.8 million, comprised of $7.7 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2023, the total reserve balance was $13.6 million, all of which was attributable to lease-related receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Income Statement Location	2024	2023	2024	2023
Rental revenue	$(426)	$1,005	$(1,200)	$5,361
Provision for (recovery of) doubtful accounts	190	1,399	327	(1,034)
Total (income) expense impact	$(236)	$2,404	$(873)	$4,327

Sale of MUD Receivables In September 2024, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursement rights for $193.4 million of existing MUD receivables and $10.4 million of related accrued interest, as well as $32.6 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $152.3 million of the cash consideration was allocated to the sale of the existing MUD receivables and $24.4 million was allocated to the sale of the anticipated future MUD receivables. On the settlement date, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $51.5 million in the Condensed Consolidated Statements of Operations. The Company has recorded a liability related to the allocated amount of anticipated future MUD receivables, which will be accounted for using the amortized cost method and is included in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets.

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

HHH 2024 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Consolidated Variable Interest Entity At September 30, 2024, and December 31, 2023, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of September 30, 2024, the Company’s Condensed Consolidated Balance Sheets included $541.9 million of Master Planned Community assets, $0.3 million of Accounts payable and other liabilities, and $65.1 million of Noncontrolling interest related to Teravalis. As of December 31, 2023, the Company’s Condensed Consolidated Balance Sheets included $541.6 million of Master Planned Community assets, $0.6 million of Accounts payable and other liabilities, and $65.0 million of Noncontrolling interest related to Teravalis.

Noncontrolling Interests As of September 30, 2024, and December 31, 2023, noncontrolling interests related to the 12.0% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

Financing Receivable Credit Losses The Company is exposed to credit losses through the sale of goods and services to the Company’s customers. Receivables held by the Company primarily relate to short-term trade receivables, discussed above, and financing receivables, which include MUD receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss based on historical collection experience and future expectations by portfolio segment. Historical collection experience is evaluated on a quarterly basis by the Company.

The amortized cost basis of financing receivables, consisting primarily of MUD receivables, totaled $528.4 million as of September 30, 2024, and $632.8 million as of December 31, 2023. The MUD receivable balance included accrued interest of $41.9 million as of September 30, 2024, and $35.8 million as of December 31, 2023. There was no material activity in the allowance for credit losses for financing receivables for the three and nine months ended September 30, 2024 and 2023.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

Stock-Based Compensation Prior to the spinoff of SEG, the Company had outstanding share-based compensation awards (Awards) in the form of stock options and restricted stock awards (RSAs), which were settleable in shares of common stock of HHH. At the time of the spinoff, all of these Awards were modified to adjust the number of HHH shares by certain ratios and/or allocation factors. The stock options were modified into HHH stock options and SEG stock options based on the applicable ratios and/or allocation factors. In addition, the growth targets for the RSAs based on Net Asset Value and related performance conditions were revised to carve out the impact of the spinoff. Also, the market conditions related to Total Shareholder Return (TSR) targets were evaluated as of the spinoff date for the TSR-based RSAs and then modified to time-based, service conditions only. Although all Awards were modified, the impact on the Condensed Consolidated Statements of Operations and Condensed Consolidated Balance Sheets was not material.

2. Discontinued Operations

On July 31, 2024, the spinoff of SEG was completed. The separation of SEG refined the identity of HHH as a pure-play real estate company focused solely on its core businesses and development of its master planned communities. The spinoff included all assets previously included in the Company’s Seaport segment and the Las Vegas Aviators and the Las Vegas Ballpark, which were previously included in the Operating Assets segment. As the spinoff of SEG represents a strategic shift in the Company’s operations, the results of SEG are included as discontinued operations for all periods presented.
HHH 2024 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

The following table presents key components of Net income (loss) from discontinued operations, net of income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Total revenues	$12,251	$40,186	$60,846	$92,475
Total operating expenses	18,019	41,129	88,381	102,235
General and administrative (a)	15,801	—	32,870	—
Depreciation and amortization	2,586	13,288	16,717	38,987
Other	—	30	—	51
Provision for impairment	—	(672,492)	—	(672,492)
Other income (loss), net	32	255	(67)	(1,367)
Interest income (expense), net	(1,658)	811	(7,414)	2,194
Gain (loss) on extinguishment of debt	(1,563)	(48)	(1,563)	(48)
Equity in earnings (losses) from unconsolidated ventures	(2,129)	(46,618)	(18,960)	(68,335)
Net income (loss) from discontinued operations before income taxes	(29,473)	(732,353)	(105,126)	(788,846)
Income tax expense (benefit)	(5,442)	(156,154)	(23,319)	(172,367)
Net income (loss) from discontinued operations, net of taxes	$(24,031)	$(576,199)	$(81,807)	$(616,479)
(a)General and administrative expenses relate to costs incurred during the year to complete the spinoff of Seaport Entertainment.

The following table summarizes the major classes of assets and liabilities that are classified as discontinued operations on the Condensed Consolidated Balance Sheets.

thousands	December 31, 2023
Net investment in real estate	$437,463
Investments in unconsolidated ventures	37,459
Cash and cash equivalents	1,834
Restricted cash	42,011
Accounts receivable, net	13,672
Deferred expenses, net	4,379
Operating lease right-of-use assets	39,434
Other assets, net	39,020
Assets of discontinued operations	$615,272

Mortgages, notes, and loans payable, net	$155,628
Operating lease obligations	46,222
Deferred tax liabilities, net	3,542
Accounts payable and other liabilities	21,773
Liabilities of discontinued operations	$227,165

Continuing Involvement with SEG In connection with the separation, HHH entered into several agreements with Seaport Entertainment that govern the execution of the transaction and the relationship of the parties following the spinoff including a Separation and Distribution Agreement, Transition Services Agreement, Tax Matters Agreement, Employee Matters Agreement, Guaranty Agreement, and various other agreements.

Seaport Entertainment Guaranty Following the execution of the spinoff, HHH continues to provide a full backstop guaranty for SEG’s outstanding mortgage related to its 250 Water Street property. See Note 10 - Commitments and Contingencies for additional information.

HHH 2024 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

3. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of September 30, 2024, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method. As of September 30, 2024, these ventures had debt totaling $328.0 million, with the Company’s proportionate share of this debt totaling $162.4 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2024	2023	2024	2023	2024	2023	2024	2023
Equity Method Investments
Operating Assets:
Stewart Title of Montgomery County, TX	50%	50%	$3,961	$3,785	$89	$126	$176	$182
Woodlands Sarofim	20%	20%	2,978	2,990	(16)	(33)	(11)	(14)
The Metropolitan (b)	50%	50%	—	—	(664)	327	409	717
TEN.m.flats (c)	50%	50%	—	—	(1,519)	944	228	1,393
Master Planned Communities:
The Summit (d)	50%	50%	47,690	59,112	(547)	14,829	(11,142)	22,576
Floreo (e)	50%	50%	58,554	55,880	908	(519)	2,675	(1,520)
Strategic Developments:
HHMK Development	50%	50%	10	10	—	—	—	—
KR Holdings	50%	50%	502	486	5	—	15	—
West End Alexandria (d)	58%	58%	60,434	56,757	114	58	178	94
			174,129	179,020	(1,630)	15,732	(7,472)	23,428
Other equity investments (f)			3,779	3,779	—	—	3,242	3,033
Investments in unconsolidated ventures			$177,908	$182,799	$(1,630)	$15,732	$(4,230)	$26,461
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)The Metropolitan was in a deficit position of $11.9 million at September 30, 2024, and $10.9 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
(c)TEN.m.flats was in a deficit position of $6.0 million at September 30, 2024, and $4.7 million at December 31, 2023, and presented in Accounts payable and other liabilities in the Condensed Consolidated Balance Sheets.
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
(f)Other equity investments represent investments not accounted for under the equity method. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively.

HHH 2024 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

In October 2022, Floreo closed on a $165.0 million financing, with outstanding borrowings of $132.6 million as of September 30, 2024. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received a guaranty fee of $5.0 million. The financing and related guaranty provided by the Company triggered a reconsideration event and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of September 30, 2024, the Company’s maximum exposure to loss on this investment is limited to the $58.6 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 10 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

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

4. Acquisitions and Dispositions

Acquisitions

Operating Assets In June 2024, the Company acquired the Waterway Plaza II office property and the adjacent parking garage for $19.2 million in an asset acquisition. The approximately 141,763 square-foot office property is located in The Woodlands, Texas.

Strategic Developments In May 2023, the Company acquired the Grogan’s Mill Village Center and related anchor site, a retail property in The Woodlands, Texas consisting of approximately 8.7 acres for $5.9 million in an asset acquisition.

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

5. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three and nine months ended September 30, 2024 and 2023.

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 3 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three and nine months ended September 30, 2024 and 2023.

During the third quarter of 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment, which is now reported in discontinued operations following the spinoff of SEG.

HHH 2024 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	September 30, 2024	December 31, 2023
Special Improvement District receivable, net	$61,291	$74,899
Security, escrow, and other deposits	56,004	67,701
In-place leases, net	34,101	35,490
Other	33,197	16,531
Prepaid expenses	32,179	15,551
Tenant incentives and other receivables, net	12,523	10,840
Interest rate derivative assets	5,700	10,318
Net investment in lease receivable	2,816	2,883
TIF receivable, net	1,561	6,371
Intangibles, net	1,270	1,360
Notes receivable, net	988	1,412
Condominium inventory	559	671
Other assets, net	$242,189	$244,027

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities:

thousands	September 30, 2024	December 31, 2023
Condominium deposit liabilities	$699,644	$478,870
Construction payables	337,041	244,749
Deferred income	129,271	114,402
Other	47,700	23,555
Accrued real estate taxes	44,998	30,096
Tenant and other deposits	44,543	29,422
Accrued interest	27,054	53,301
Accrued payroll and other employee liabilities	25,106	32,270
Accounts payable and accrued expenses	20,259	47,602
Interest rate derivative liabilities	1,237	—
Accounts payable and other liabilities	$1,376,853	$1,054,267

7. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net All mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

thousands	September 30, 2024	December 31, 2023
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,576,763	1,442,505
Special Improvement District bonds	54,141	65,627
Variable-rate debt (a)
Secured Bridgeland Notes	283,000	475,000
Secured mortgages payable	1,374,215	1,161,488
Unamortized deferred financing costs (b)	(39,359)	(47,628)
Mortgages, notes, and loans payable, net	$5,298,760	$5,146,992
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

HHH 2024 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
As of September 30, 2024, land, buildings and equipment, developments, and other collateral with a net book value of $5.0 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

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

The following table summarizes the Company’s Secured mortgages payable:

	September 30, 2024				December 31, 2023
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,576,763	3.13% - 8.67%	4.69%	6.1	$1,442,505	3.13% - 8.67%	4.45%	7.0
Variable rate (b)	1,374,215	7.10% - 10.20%	8.75%	1.5	1,161,488	7.08% - 10.48%	8.69%	2.1
Secured mortgages payable	$2,950,978	3.13% - 10.20%	6.58%	3.9	$2,603,993	3.13% - 10.48%	6.34%	4.8
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of September 30, 2024, and December 31, 2023, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 8.05% as of September 30, 2024, and 7.86% as of December 31, 2023. See Note 9 - Derivative Instruments and Hedging Activities for additional information.

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

During 2024, the Company’s mortgage activity included draws on existing mortgages of $301.7 million, new borrowings of $45.0 million (excluding undrawn amounts on new construction loans), refinancings of $130.0 million, and repayments of $10.7 million. As of September 30, 2024, the Company’s secured mortgage loans had $1.5 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

HHH 2024 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 7.00% with maturities ranging from 2025 to 2053 as of September 30, 2024. During the nine months ended September 30, 2024, obligations of $10.0 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company’s $475.0 million secured notes mature in 2026 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 7.43%. As of December 2023, outstanding borrowings were $475.0 million. In the third quarter of 2024, $192.0 million was repaid using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $283.0 million as of September 30, 2024. In the fourth quarter of 2024, the borrowing capacity of this obligation was expanded to $600.0 million and the maturity was extended to 2029.

Debt Compliance As of September 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of five property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

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

	September 30, 2024				December 31, 2023
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$5,700	$—	$5,700	$—	$10,318	$—	$10,318	$—
Interest rate derivative liabilities	$1,237	$—	$1,237	$—	$—	$—	$—	$—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

HHH 2024 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2024		December 31, 2023
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and Restricted cash	Level 1	$920,726	$920,726	$1,009,212	$1,009,212
Accounts receivable, net (a)	Level 3	101,284	101,284	101,373	101,373
Notes receivable, net (b)	Level 3	988	988	1,412	1,412

Liabilities:
Fixed-rate debt (c)	Level 2	3,680,904	3,484,542	3,558,132	3,255,525
Variable-rate debt (c)	Level 2	1,657,215	1,657,215	1,636,488	1,636,488
(a)Accounts receivable, net is shown net of an allowance of $7.8 million at September 30, 2024, and $13.6 million at December 31, 2023. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at September 30, 2024, and December 31, 2023.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and Restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s Senior Notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of September 30, 2024. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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
The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2024, or December 31, 2023.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The Company recorded an immaterial reduction in interest expense in 2023 and 2024 related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $2.3 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2024	December 31, 2023
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$75,000	2.50%	10/12/2021	9/29/2025	$1,004	$2,274
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	797	1,804
Interest rate collar	117,505	2.00% - 4.50%	6/1/2023	6/1/2025	203	417
Interest rate collar	153,568	2.00% - 4.50%	6/1/2023	6/1/2025	128	440
Interest rate cap	57,090	6.00%	6/20/2024	7/15/2026	22	—
Interest rate cap	6,472	6.00%	6/20/2024	7/15/2026	3	—

Derivative instruments designated as hedging instruments:
Interest rate swap (c)	175,000	3.69%	1/3/2023	1/1/2027	(1,237)	117
Interest rate cap	127,000	5.50%	11/10/2022	11/7/2024	—	28
Interest rate cap	73,460	5.00%	12/22/2022	12/21/2025	11	223
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	1,641	2,496
Interest rate swap	34,513	4.89%	11/1/2019	1/1/2032	1,891	2,519

Total fair value derivative assets					$5,700	$10,318
Total fair value derivative liabilities					(1,237)	—
Total fair value derivative asset (liability), net					$4,463	$10,318
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was $2.1 million expense for the three months ended September 30, 2024, $1.0 million income for the nine months ended September 30, 2024, $1.5 million income for the three months ended September 30, 2023, and $3.6 million income for the nine months ended September 30, 2023.
(c)In the first quarter of 2024, the Company terminated a portion of this swap, reducing the notional amount from $200.0 million to $175.0 million.

The tables below present the effect of the Company’s derivative financial instruments on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Interest rate derivatives	$(4,116)	$5,420	$950	$9,055

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Interest expense	$1,194	$5,602	$3,597	$11,819

HHH 2024 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The Company also has agreements at the property level with certain derivative counterparties that contain a provision where the Company could be declared in default on its derivative obligations if repayment of the underlying indebtedness is accelerated by the lender due to the Company’s default on the indebtedness. The fair value of the Company’s derivatives which contain credit-risk-related features and were in a net liability position totaled $1.1 million as of September 30, 2024. If the Company had breached any of these provisions at September 30, 2024, it could have been required to settle its obligations under the agreements at their termination value of $1.1 million.

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

Columbia The Company is currently developing certain property it owns in the Lakefront neighborhood of Downtown Columbia, which is subject to certain recorded documents, covenants, and restrictions (Covenants). Under the Covenants, HHH is the master developer of the Lakefront neighborhood. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (Hotel Lot) subject to the Covenants. IMH has made demands that HHH accede to IMH’s development plans for the Hotel Lot and HHH has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that the HHH gave its consent, under the Covenants’, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHH's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHH breaching the Covenants by prohibiting IMH from proceeding with their proposed development, and (4) declarations finding that HHH had breached the shared parking related Covenants relating to HHH’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company has filed a notice of appeal and will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their properties and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. On September 8, 2022, the plaintiffs filed a motion for a new trial. On October 21, 2022, the Court denied the motion for a new trial. On November 7, 2022, the Plaintiffs filed their notice of appeal. Both parties have filed their appellate briefs, oral arguments were held on May 22, 2024, and a decision is now pending with the Court of Appeals. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

HHH 2024 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Waiea The Company entered into a settlement agreement with the Waiea homeowners association related to certain construction defects at the condominium tower. Pursuant to the settlement agreement, the Company agreed to pay for the repair of the defects. However, as the Company believed the general contractor was ultimately responsible for the defects, the Company sought to recover the repair costs from the general contractor, other responsible parties, and insurance proceeds. Total estimated cost related to the remediation was $158.4 million, inclusive of $3.0 million of additional costs recognized in the first quarter of 2024. The sixth and final amendment of resolution of disputes and release agreement was executed during the first quarter of 2024, thereby releasing the Company from any further claims or demands from the Waiea homeowners association arising from or relating to the construction or repair of the condominium project. As of September 30, 2024, $0.4 million remains in Construction payables for the estimated repair costs related to this matter, which is included in Accounts payable and other liabilities in the accompanying Condensed Consolidated Balance Sheets.

In July 2024, the Company executed a settlement agreement with the general contractor, the Waiea homeowners association, and various insurance carriers. As part of this settlement, the Company received $90.0 million of insurance proceeds from various insurance carriers during the three months ended September 30, 2024, which was recognized in Other income (loss), net in the accompanying Condensed Consolidated Statements of Operations. The amount received represents the full payout of the related insurance policy and per the executed agreement the Company agreed to release the general contractor and the insurance carriers from any further claims related to the construction defects at the condominium tower.

Also as part of this settlement agreement, the Company agreed to pay the general contractor $22.0 million, representing the final payment of project costs previously incurred by the general contractor. This amount was paid in September 2024, and as the Company had $9.9 million accrued at December 31, 2023, related to these costs, the difference of $12.1 million was recognized in Condominium rights and units cost of sales in the accompanying Condensed Consolidated Statements of Operations.

Letters of Credit and Surety Bonds As of September 30, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $365.8 million. As of December 31, 2023, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $470.4 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Condensed Consolidated Balance Sheets. See Note 15 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of September 30, 2024, and December 31, 2023, there were no events requiring financial performance under these guarantees.

Seaport Entertainment Guaranty Immediately prior to the spinoff, 250 Seaport District, LLC (SEG Borrower), then a subsidiary of HHH, refinanced the existing mortgage loan related to the 250 Water Street property. This included the repayment of the existing mortgage loan payable with a carrying value of $113.4 million and the incurrence of $61.3 million in new mortgage indebtedness (SEG Term Loan). As part of the refinancing, SEG Borrower also entered into a total return swap with a third party lender to provide credit support for the SEG Term Loan, which was supported by a guaranty provided by a separate subsidiary of HHH (HHH Guarantor). The SEG Term Loan and related total return swap were included in the liabilities transferred to Seaport Entertainment upon completion of the spinoff. As a result, following the spinoff, HHH Guarantor now provides a full backstop guaranty for the SEG Term Loan.

The SEG Term Loan agreement is scheduled to mature on July 1, 2029. Collateral for the loan includes the 250 Water Street property which was transferred to SEG upon completion of the spinoff. Under the terms of SEG’s loan agreement, the Loan-to-Value (LTV) ratio must not exceed certain thresholds. In the event the LTV ratio exceeds the applicable threshold, SEG must pay down the loan to an amount that would result in a LTV ratio under the applicable threshold. In the event SEG fails to make any necessary payments when due, HHH Guarantor is required to make all payments in full.

In consideration of HHH Guarantor providing such guaranty, SEG will pay the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty is equal to the outstanding principal and interest balance at the end of each period. Given the value of the 250 Water Street property collateral, the Company does not expect to have to perform under this guaranty. As of September 30, 2024, the SEG Term Loan LTV ratio is under the applicable threshold.

HHH 2024 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Floreo Guaranty In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with a maturity date of October 1, 2027. Outstanding borrowings as of September 30, 2024, were $132.6 million. A wholly owned subsidiary of the Company (HHC Member) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty of up to $50 million of the cash collateral commitment in the event HHC Member fails to make necessary payments when due. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation. The Company received a fee of $5.0 million in exchange for providing this guaranty, which was recorded in Accounts payable and other liabilities on the Condensed Consolidated Balance Sheets as of September 30, 2024, and December 31, 2023. This liability amount will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of September 30, 2024, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Downtown Columbia The Company’s wholly owned subsidiaries agreed to complete defined public improvements and to indemnify Howard County, Maryland for certain matters as part of the Downtown Columbia Redevelopment District TIF bonds. To the extent that increases in taxes do not cover debt service payments on the TIF bonds, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of September 30, 2024, any obligations to pay special taxes are not probable.

Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guaranty whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guaranty, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, The Park Ward Village, and Kalae will be satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guaranty in the community. Construction on Ulana Ward Village began in early 2023.

11. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2024	2023	2024	2023
Income tax expense (benefit)	$10,195	$11,410	$17,236	$10,975
Income (loss) from continuing operations before income taxes	106,723	43,474	140,131	41,551
Effective tax rate	9.6%	26.2%	12.3%	26.4%

The Company’s tax provision for interim periods is determined using an estimate of its annual current and deferred effective tax rates, adjusted for discrete items. The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate. For the three and nine months ended September 30, 2024, the effective tax rate was also impacted by a partial release of valuation allowances on the Company’s deferred tax assets including a state net operating loss carryover as well as a net increase in expense related to the revaluation of deferred tax assets and liabilities as a result of the spinoff of Seaport Entertainment Group Inc. in the third quarter of 2024.

HHH 2024 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

12. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at June 30, 2024	$3,935
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(4,116)
(Gain) loss reclassified to net income	(1,194)
Net current-period other comprehensive income (loss)	(5,310)
Balance at September 30, 2024	$(1,375)

Balance at June 30, 2023	$7,753
Derivative instruments:
Other comprehensive income (loss) before reclassifications	5,420
(Gain) loss reclassified to net income	(5,602)
Net current-period other comprehensive income (loss)	(182)
Balance at September 30, 2023	$7,571

thousands
Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	950
(Gain) loss reclassified to net income	(3,597)
Net current-period other comprehensive Income (loss)	(2,647)
Balance at September 30, 2024	$(1,375)

Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	9,055
(Gain) loss reclassified to net income	(11,819)
Net current-period other comprehensive income (loss)	(2,764)
Balance at September 30, 2023	$7,571

The following table summarizes the amounts reclassified out of AOCI:

Accumulated Other Comprehensive Income (Loss) Components	Amounts reclassified from Accumulated other comprehensive income (loss)
	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2024	2023	2024	2023
(Gains) losses on cash flow hedges	$(1,548)	$(7,240)	$(4,662)	$(15,274)	Interest expense
Income tax expense (benefit)	354	1,638	1,065	3,455	Income tax expense (benefit)
Total reclassifications of (income) loss, net of tax	$(1,194)	$(5,602)	$(3,597)	$(11,819)

HHH 2024 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2024	2023	2024	2023
Net income (loss)
Net income (loss) from continuing operations	$96,528	$32,064	$122,895	$30,576
Net (income) loss attributable to noncontrolling interests	273	(46)	297	(166)
Net income (loss) from continuing operations attributable to common stockholders	96,801	32,018	123,192	30,410
Net income (loss) from discontinued operations	(24,031)	(576,199)	(81,807)	(616,479)
Net income (loss) attributable to common stockholders	$72,770	$(544,181)	$41,385	$(586,069)

Shares
Weighted-average common shares outstanding — basic	49,697	49,616	49,682	49,551
Restricted stock and stock options	65	53	38	48
Weighted-average common shares outstanding — diluted	49,762	49,669	49,720	49,599

Net income (loss) per common share
Basic income (loss) per share — continuing operations	$1.95	$0.65	$2.48	$0.61
Basic income (loss) per share — discontinued operations	$(0.48)	$(11.61)	$(1.65)	$(12.44)
Basic income (loss) per share attributable to common stockholders	$1.46	$(10.97)	$0.83	$(11.83)

Diluted income (loss) per share — continuing operations	$1.95	$0.64	$2.48	$0.61
Diluted income (loss) per share — discontinued operations	$(0.48)	$(11.60)	$(1.65)	$(12.43)
Diluted income (loss) per share attributable to common stockholders	$1.46	$(10.96)	$0.83	$(11.82)

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	255	417	270	434
Warrants	—	88	—	88

Common Stock Repurchases In March 2022, the Board authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. In 2022, the Company repurchased approximately $235.0 million of common stock. The date and time of any repurchases will depend upon market conditions and the program may be suspended or discontinued at any time.

HHH 2024 FORM 10-Q | 24

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$3	$25,962	$26	$46,915
Master Planned Communities land sales	198,239	75,378	385,444	177,045
Builder price participation	9,592	15,847	35,063	45,763
Total	207,834	117,187	420,533	269,723

Recognized at a point in time or over time:
Other land, rental, and property revenues	10,700	11,308	31,105	35,902

Rental and lease-related revenues
Rental revenue	108,613	99,978	315,461	290,164
Total revenues	$327,147	$228,473	$767,099	$595,789

Revenues by segment
Operating Assets revenues	$114,019	$106,178	$331,779	$310,942
Master Planned Communities revenues	212,607	95,799	433,663	236,123
Strategic Developments revenues	505	26,481	1,607	48,679
Corporate revenues	16	15	50	45
Total revenues	$327,147	$228,473	$767,099	$595,789

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

thousands
Balance at December 31, 2023	$575,621
Consideration earned during the period	(79,388)
Consideration received during the period	328,893
Balance at September 30, 2024	$825,126

Balance at December 31, 2022	$453,091
Consideration earned during the period	(78,062)
Consideration received during the period	165,419
Balance at September 30, 2023	$540,448

HHH 2024 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2024, was $3.7 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$887,871	$1,239,222	$1,589,228

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 2 years to approximately 25 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2024	December 31, 2023
Operating lease right-of-use assets	$5,948	$5,463
Operating lease obligations	5,764	5,362

HHH 2024 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Future minimum lease payments as of September 30, 2024, are as follows:

thousands	Operating Leases
Remainder of 2024	$133
2025	992
2026	956
2027	898
2028	616
Thereafter	6,603
Total lease payments	10,198
Less: imputed interest	(4,434)
Present value of lease liabilities	$5,764

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$649	$260

Other Information	September 30, 2024	September 30, 2023
Weighted-average remaining lease term (years)
Operating leases	16.4	18.6
Weighted-average discount rate
Operating leases	7.1%	7.4%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2024	2023	2024	2023
Total minimum rent payments	$59,984	$55,308	$174,390	$162,843

Total future minimum rents associated with operating leases are as follows as of September 30, 2024:

thousands	Total Minimum Rent
Remainder of 2024	$59,589
2025	236,220
2026	229,526
2027	219,442
2028	197,352
Thereafter	820,880
Total	$1,763,009

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

HHH 2024 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Segments

In 2024, the Company completed the spinoff of Seaport Entertainment Group Inc. which included all assets in the previously reported Seaport segment and the Las Vegas Aviators and Las Vegas Ballpark previously included in the Operating Assets segment. These assets are now disclosed as discontinued operations in the current and prior periods. See Note 2 - Discontinued Operations for additional information on the spinoff transaction.

The Company has three business segments that offer different products and services. HHH’s three segments are managed separately because each requires different operating strategies or management expertise that are reflective of management’s operating philosophies and methods. Because the Company’s three segments, Operating Assets, MPC, and Strategic Developments, are managed separately, the Company uses different operating measures to assess operating results and allocate resources among them. The one common operating measure used to assess operating results for the Company’s business segments is earnings before tax (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The Company presents EBT for each segment because the Company uses this measure, among others, internally to assess the core operating performance of the Company’s assets. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States. The Company’s reportable segments are as follows:

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

HHH 2024 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment	Total
Three Months Ended September 30, 2024
Total revenues	$114,019	$212,607	$505	$327,131
Total operating expenses	(48,987)	(84,532)	(16,411)	(149,930)
Segment operating income (loss)	65,032	128,075	(15,906)	177,201
Depreciation and amortization	(42,252)	(109)	(960)	(43,321)
Interest income (expense), net	(36,661)	16,425	4,353	(15,883)
Other income (loss), net	(54)	—	90,089	90,035
Equity in earnings (losses) from unconsolidated ventures	(2,109)	361	118	(1,630)
Gain (loss) on sale or disposal of real estate and other assets, net	3,165	—	—	3,165
Segment EBT	$(12,879)	$144,752	$77,694	$209,567
Corporate income, expenses, and other items				(113,039)
Net income (loss) from continuing operations				96,528
Net income (loss) from discontinued operations, net of taxes				(24,031)
Net (income) loss attributable to noncontrolling interests				273
Net income (loss) attributable to common stockholders				$72,770

Three Months Ended September 30, 2023
Total revenues	$106,178	$95,799	$26,481	$228,458
Total operating expenses	(47,960)	(41,239)	(29,620)	(118,819)
Segment operating income (loss)	58,218	54,560	(3,139)	109,639
Depreciation and amortization	(40,647)	(103)	(962)	(41,712)
Interest income (expense), net	(31,337)	16,031	4,412	(10,894)
Other income (loss), net	(186)	—	81	(105)
Equity in earnings (losses) from unconsolidated ventures	1,363	14,310	59	15,732
Gain (loss) on sale or disposal of real estate and other assets, net	16,050	—	236	16,286
Segment EBT	$3,461	$84,798	$687	$88,946
Corporate income, expenses, and other items				(56,882)
Net income (loss) from continuing operations				32,064
Net income (loss) from discontinued operations, net of taxes				(576,199)
Net (income) loss attributable to noncontrolling interests				(46)
Net income (loss) attributable to common stockholders				$(544,181)

HHH 2024 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment	Total
Nine Months Ended September 30, 2024
Total revenues	$331,779	$433,663	$1,607	$767,049
Total operating expenses	(142,751)	(180,464)	(29,271)	(352,486)
Segment operating income (loss)	189,028	253,199	(27,664)	414,563
Depreciation and amortization	(125,903)	(327)	(6,257)	(132,487)
Interest income (expense), net	(103,768)	47,839	12,971	(42,958)
Other income (loss), net	896	—	90,075	90,971
Equity in earnings (losses) from unconsolidated ventures	4,044	(8,467)	193	(4,230)
Gain (loss) on sale or disposal of real estate and other assets, net	7,959	—	—	7,959
Gain (loss) on extinguishment of debt	(198)	—	—	(198)
Segment EBT	$(27,942)	$292,244	$69,318	$333,620
Corporate income, expenses, and other items				(210,725)
Net income (loss) from continuing operations				122,895
Net income (loss) from discontinued operations, net of taxes				(81,807)
Net (income) loss attributable to noncontrolling interests				297
Net income (loss) attributable to common stockholders				$41,385

Nine Months Ended September 30, 2023
Total revenues	$310,942	$236,123	$48,679	$595,744
Total operating expenses	(134,486)	(103,668)	(76,020)	(314,174)
Segment operating income (loss)	176,456	132,455	(27,341)	281,570
Depreciation and amortization	(116,454)	(316)	(2,848)	(119,618)
Interest income (expense), net	(89,419)	49,004	11,917	(28,498)
Other income (loss), net	2,078	(103)	158	2,133
Equity in earnings (losses) from unconsolidated ventures	5,311	21,056	94	26,461
Gain (loss) on sale or disposal of real estate and other assets, net	20,764	—	236	21,000
Segment EBT	$(1,264)	$202,096	$(17,784)	$183,048
Corporate income, expenses, and other items				(152,472)
Net income (loss) from continuing operations				30,576
Net income (loss) from discontinued operations, net of taxes				(616,479)
Net (income) loss attributable to noncontrolling interests				(166)
Net income (loss) attributable to common stockholders				$(586,069)

The assets by segment and the reconciliation of total segment assets to Total assets in the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	September 30, 2024	December 31, 2023
Operating Assets	$3,535,145	$3,448,319
Master Planned Communities	3,286,291	3,358,821
Strategic Developments	2,324,310	1,638,955
Total segment assets	9,145,746	8,446,095
Corporate	292,842	515,636
Discontinued operations	—	615,272
Total assets	$9,438,588	$9,577,003

HHH 2024 FORM 10-Q | 30

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis by management should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes included in this Quarterly Report on Form 10-Q and in the Howard Hughes Holdings Inc. (HHH or the Company) audited Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 27, 2024. All references to numbered Notes are to specific notes to our unaudited Condensed Consolidated Financial Statements included in this Quarterly Report. Capitalized terms used, but not defined, in this MD&A have the same meanings as in such Notes.

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

Forward-looking statements include:

–    accelerated growth in our core Master Planned Communities assets
–    expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    estimates of our future liquidity, development opportunities, development spending and management plans
–    the potential impact of a pandemic on our business, our tenants and the economy in general, and our ability to accurately assess and predict such impacts on the financial condition, results of operations, cash flows, and performance of our Company; and
–    descriptions of assumptions underlying or relating to any of the foregoing

Some of the risks, uncertainties, and other important factors that may affect future results or cause actual results to differ materially from those expressed or implied by forward-looking statements include:

–our ability to realize the anticipated benefits of the spinoff
–macroeconomic conditions such as volatility in capital markets, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal, and policy interventions in anticipation of our reaction to such events
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–interest rate volatility and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our or our vendors’ data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–mismatch of supply and demand, including interruptions of supply lines
HHH 2024 FORM 10-Q | 32

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% Senior Notes due 2028, $650,000,000 4.125% Senior Notes due 2029 and $650,000,000 4.375% Senior Notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–our dependence on the operations and funds of our subsidiaries, including The Howard Hughes Corporation
–catastrophic events or geopolitical conditions, such as international armed conflicts, or a pandemic; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC

Although we presently believe that the plans, expectations, and anticipated results expressed in or suggested by the forward-looking statements contained in or incorporated by reference into this Quarterly Report are reasonable, all forward-looking statements are inherently subjective, uncertain, and subject to change, as they involve substantial risks and uncertainties, including those beyond our control. New factors emerge from time to time, and it is not possible for us to predict the nature, or assess the potential impact, of each new factor on our business. Given these uncertainties, we caution you not to place undue reliance on these forward-looking statements. We undertake no obligation to update or revise any of our forward-looking statements for events or circumstances that arise after the statement is made, except as otherwise may be required by law.

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

OVERVIEW

Description of Business

Our award-winning assets include one of the nation's largest portfolios of MPCs, spanning approximately 101,000 gross acres, as well as operating properties, strategic developments, and other assets across five states. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. Our unique business model allows us to seek attractive risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

On July 31, 2024, the spinoff of Seaport Entertainment Group Inc. (SEG) was completed. The spinoff included all assets previously included in the Company’s Seaport segment and the Las Vegas Aviators and the Las Vegas Ballpark, which were previously included in the Operating Assets segment. The separation of SEG from Howard Hughes refined the identity of HHH as a pure-play real estate company focused solely on our core businesses and development of our MPCs. As the spinoff of SEG represents a strategic shift in the Company’s operations, the results of SEG are included as discontinued operations for all periods presented and disclosures presented in this MD&A are presented on a continuing operations basis unless otherwise noted. Refer to Note 2 - Discontinued Operations in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

We operate through three business segments: Operating Assets, MPCs, and Strategic Developments. We create a continuous value-creation cycle through operational and financial synergies associated with our three business segments of Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times using the cash flow harvested from the sale of land to homebuilders, which helps mitigate development risk. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle.

In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI and MPC Net Contribution. See the Operating Assets and MPC sections below for the reconciliations of these GAAP to non-GAAP financial measures and statements indicating why management believes these non-GAAP financial measures provide useful information for investors.

Changes for monetary amounts between periods presented are calculated based on the amounts in thousands of dollars stated in our consolidated financial statements, and then rounded to the nearest million. Therefore, certain changes may not recalculate based on the amounts rounded to the nearest million.

HHH 2024 FORM 10-Q | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Third Quarter 2024 Highlights

Comparison of the three months ended September 30, 2024, to the three months ended September 30, 2023

Total Company
–Net income from continuing operations increased to $96.5 million in the current quarter, compared to $32.1 million in the prior-year period. This improvement was primarily driven by increased MPC residential land sales, improved NOI performance from Operating Assets, and settlement of the construction defect claims at Waiea in Ward Village, partially offset by a loss on sale of MUD receivables.
–We continue to maintain a strong liquidity position with $400.7 million of cash and cash equivalents, $1.5 billion of undrawn lender commitment available to be drawn for property development, and limited near-term debt maturities, all as of September 30, 2024.

Operating Assets
–Operating Assets NOI totaled $62.8 million in the current quarter, a $5.0 million increase compared to $57.8 million in the prior-year period.
–Office NOI increased $2.5 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion. These increases were partially offset by lower occupancy at 1725 Hughes Landing.
–Multi-family NOI increased $2.1 million primarily due to continued lease-up at our newer properties, Tanager Echo in Summerlin, Marlow in Downtown Columbia, and Starling at Bridgeland.

MPC
–MPC EBT totaled $144.8 million in the current quarter, a $60.0 million increase compared to $84.8 million in the prior-year period.
–The increase in EBT was primarily due to higher residential land sales, net of costs, at Summerlin due to an increase in superpad acres sold in the current quarter.
–The average price per acre of residential land sold was approximately $1.0 million during the quarter, which was the second-highest quarterly result in HHH history.

Strategic Developments
–Strategic Developments EBT increased $77.0 million to $77.7 million in the current quarter, compared to $0.7 million in the prior-year period.
–The increase in EBT was primarily attributable to an increase in other income related to the receipt of $90.0 million of insurance proceeds in the current period following the execution of a settlement agreement related to the construction defect claims at Waiea, partially offset by a $12.1 million increase in cost of sales related to the settlement of final project costs previously incurred by the Waiea general contractor.
–Subsequent to quarter end, the Company completed construction at Victoria Place. This condominium development is 100% pre-sold and unit closings are expected to commence in November 2024.
–We contracted four units at The Park Ward Village and Kalae during the current quarter. As of September 30, 2024, The Park Ward Village was 96.3% pre-sold and Kalae was 92.4% pre-sold.
–Pre-sales for The Launiu, our eleventh condominium project at Ward Village, continued at a strong pace with 20 units contracted in the current quarter. As of September 30, 2024, we had pre-sold 268 units, representing 55.3% of available units.
–We continued pre-sales at The Ritz-Carlton Residences, The Woodlands, with five units contracted in the current quarter. As of September 30, 2024, we had pre-sold 77 units, representing 69.4% of available units. Construction began on The Ritz-Carlton Residences in October 2024.
–During the current quarter, we commenced construction in two Woodlands redevelopment projects, Grogan’s Mill Retail and Grogan’s Mill Library and Community Center.
HHH 2024 FORM 10-Q | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2024, to the nine months ended September 30, 2023

Net income from continuing operations increased $92.3 million to $122.9 million in the nine months ended September 30, 2024, compared to $30.6 million in the prior-year period.

–MPC EBT increased $90.1 million primarily due to higher residential land sales, net of costs, in Summerlin due to an increase in superpad sales in the current year and higher residential land sales, net of costs in The Woodlands Hills, partially offset by lower equity earnings at The Summit, lower commercial land sales in Bridgeland, and lower residential land sales in The Woodlands.
–Strategic Developments EBT increased $87.1 million primarily due to a $90.0 million increase in other income related to the receipt of insurance proceeds in the current year following the execution of a settlement agreement related to the construction defect claims at Waiea. Refer to Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
–Operating Assets EBT decreased $26.7 million primarily due to an increase in interest expense related to increased borrowings on loans secured by our operating assets and an increase related to the change in fair value of certain derivative assets, a decrease in gain on sale of real estate, an increase in depreciation expense related to new assets placed in service, and a decrease in revenue due to office lease termination fees in the prior-year period. These decreases were partially offset by an increase in rental revenues, net of operating costs due to increased leasing activity across our portfolio.
–Corporate income, expenses, and other items included an increase in net expenses of $58.3 million primarily due to a loss on the sale of MUD receivables recognized in the current year.

Refer to the Third Quarter 2024 Highlights section above for information on the variances for the three months ended September 30, 2024.

See segment discussions for more detail about the changes described above.

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

Operating Assets Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Rental revenue	$108,512	$99,842	$8,670	$315,084	$289,914	$25,170
Other land, rental, and property revenues	5,507	6,336	(829)	16,695	21,028	(4,333)
Total revenues	114,019	106,178	7,841	331,779	310,942	20,837

Operating costs	(34,918)	(32,517)	(2,401)	(100,518)	(93,232)	(7,286)
Rental property real estate taxes	(13,879)	(14,044)	165	(41,906)	(42,288)	382
(Provision for) recovery of doubtful accounts	(190)	(1,399)	1,209	(327)	1,034	(1,361)
Total operating expenses	(48,987)	(47,960)	(1,027)	(142,751)	(134,486)	(8,265)
Segment operating income (loss)	65,032	58,218	6,814	189,028	176,456	12,572
Depreciation and amortization	(42,252)	(40,647)	(1,605)	(125,903)	(116,454)	(9,449)
Interest income (expense), net	(36,661)	(31,337)	(5,324)	(103,768)	(89,419)	(14,349)
Other income (loss), net	(54)	(186)	132	896	2,078	(1,182)
Equity in earnings (losses) from unconsolidated ventures	(2,109)	1,363	(3,472)	4,044	5,311	(1,267)
Gain (loss) on sale or disposal of real estate and other assets, net	3,165	16,050	(12,885)	7,959	20,764	(12,805)
Gain (loss) on extinguishment of debt	—	—	—	(198)	—	(198)
Segment EBT	$(12,879)	$3,461	$(16,340)	$(27,942)	$(1,264)	$(26,678)

HHH 2024 FORM 10-Q | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2024:

Operating Assets segment EBT decreased $16.3 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate decreased $12.9 million primarily due to the sale of two self-storage properties in The Woodlands in the third quarter of 2023.
–Interest expense increased $5.3 million primarily due to increased borrowings on construction loans secured by our operating assets as well as an increase related to the change in fair value of certain derivative instruments.
–Equity earnings decreased $3.5 million primarily as a result of a decrease related to the change in value of certain derivative instruments associated with The Metropolitan and TEN.m.flats.
–Depreciation expense increased $1.6 million primarily related to new assets placed in service.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $6.3 million primarily due to increased leasing activity across our portfolio.

For the nine months ended September 30, 2024:

Operating Assets segment EBT decreased $26.7 million compared to the prior-year period primarily due to the following:
–Interest expense increased $14.3 million primarily due to increased borrowings on construction loans secured by our operating assets as well as an increase related to the change in fair value of certain derivative instruments.
–Gain on sale of real estate decreased $12.8 million primarily due to the sale of Creekside Park Medical Plaza in the 2024, compared to the sale of two self-storage properties in The Woodlands and certain properties in Ward Village in 2023.
–Depreciation expense increased $9.4 million primarily related to new assets placed in service.
–Other land, rental, and property revenues decreased $4.3 million primarily due to office lease termination fees in the prior year.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $17.9 million primarily due to increased leasing activity across our portfolio.

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

We believe that NOI is a useful supplemental measure of the performance of our Operating Assets segment because it provides a performance measure that reflects the revenues and expenses directly associated with owning and operating real estate properties. We use NOI to evaluate our operating performance on a property-by-property basis because NOI allows us to evaluate the impact that property-specific factors such as rental and occupancy rates, tenant mix, and operating costs have on our operating results, gross margins, and investment returns.

HHH 2024 FORM 10-Q | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

Operating Assets NOI	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Total Operating Assets segment EBT	$(12,879)	$3,461	$(16,340)	$(27,942)	$(1,264)	$(26,678)
Add back:
Depreciation and amortization	42,252	40,647	1,605	125,903	116,454	9,449
Interest (income) expense, net	36,661	31,337	5,324	103,768	89,419	14,349
Equity in (earnings) losses from unconsolidated ventures	2,109	(1,363)	3,472	(4,044)	(5,311)	1,267
(Gain) loss on sale or disposal of real estate and other assets, net	(3,165)	(16,050)	12,885	(7,959)	(20,764)	12,805
(Gain) loss on extinguishment of debt	—	—	—	198	—	198
Impact of straight-line rent	(2,182)	(470)	(1,712)	(3,005)	(2,664)	(341)
Other	52	279	(227)	(375)	341	(716)
Operating Assets NOI	$62,848	$57,841	$5,007	$186,544	$176,211	$10,333

The table below presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Office	$31,782	$29,286	$2,496	$95,601	$90,661	$4,940
Retail	13,015	12,819	196	42,477	39,986	2,491
Multi-family	15,887	13,817	2,070	43,827	39,512	4,315
Other	2,164	1,746	418	4,694	5,376	(682)
Redevelopments (a)	—	(36)	36	—	(82)	82
Dispositions (a)	—	209	(209)	(55)	758	(813)
Operating Assets NOI	$62,848	$57,841	$5,007	$186,544	$176,211	$10,333
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

For the three months ended September 30, 2024:

Operating Assets NOI increased $5.0 million compared to the prior-year period primarily due to the following:
–Office NOI increased $2.5 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy at 1725 Hughes Landing.
–Multi-family NOI increased $2.1 million primarily due to continued lease-up at our newer properties, Tanager Echo in Summerlin, Marlow in Downtown Columbia, and Starling at Bridgeland.

For the nine months ended September 30, 2024:

Operating Assets NOI increased $10.3 million compared to the prior-year period primarily due to the following:
–Office NOI increased $4.9 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands and Summerlin, most notably at 9950 Woodloch Forest and 1700 Pavilion, partially offset by decreases related to lower occupancy at 1725 Hughes Landing and office lease termination fees received in the prior-year period.
–Multi-family NOI increased $4.3 million primarily due to continued lease-up at our newer properties, Marlow in Downtown Columbia and Starling at Bridgeland, and Tanager Echo in Summerlin, partially offset by winter-weather-related insurance recoveries in 2023.
–Retail NOI increased $2.5 million primarily due to the collection of previously reserved accounts receivable in Ward Village as well as improved occupancy in the ground floor retail at Juniper and Marlow in Downtown Columbia.

HHH 2024 FORM 10-Q | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

MPC Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Master Planned Community land sales (a)	$198,239	$75,378	$122,861	$385,444	$177,045	$208,399
Other land, rental, and property revenues	4,776	4,574	202	13,156	13,315	(159)
Builder price participation (b)	9,592	15,847	(6,255)	35,063	45,763	(10,700)
Total revenues	212,607	95,799	116,808	433,663	236,123	197,540

Master Planned Communities cost of sales	(72,582)	(28,264)	(44,318)	(143,254)	(66,134)	(77,120)
Operating costs	(11,950)	(12,975)	1,025	(37,210)	(37,534)	324
Total operating expenses	(84,532)	(41,239)	(43,293)	(180,464)	(103,668)	(76,796)
Segment operating income (loss)	128,075	54,560	73,515	253,199	132,455	120,744
Depreciation and amortization	(109)	(103)	(6)	(327)	(316)	(11)
Interest income (expense), net	16,425	16,031	394	47,839	49,004	(1,165)
Other income (loss), net	—	—	—	—	(103)	103
Equity in earnings (losses) from unconsolidated ventures	361	14,310	(13,949)	(8,467)	21,056	(29,523)
Segment EBT	$144,752	$84,798	$59,954	$292,244	$202,096	$90,148
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

The following table presents MPC segment EBT by MPC:

MPC Segment EBT by MPC	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Bridgeland	$19,694	$22,535	$(2,841)	$62,420	$76,850	$(14,430)
Summerlin	120,619	62,052	58,567	222,195	116,996	105,199
Teravalis (a)	667	(788)	1,455	1,802	(2,754)	4,556
The Woodlands	(1,025)	(745)	(280)	(5,954)	4,613	(10,567)
The Woodlands Hills	4,797	1,744	3,053	11,781	6,391	5,390
Segment EBT	$144,752	$84,798	$59,954	$292,244	$202,096	$90,148

Floreo (b)	$1,815	$(1,039)	$2,854	$5,350	$(2,949)	$8,299
(a)As of September 30, 2024, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.
(b)These amounts represent 100% of Floreo EBT. As of September 30, 2024, the Company owned a 50% interest in Floreo. Refer to Note 3 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for a description of the joint venture and further discussion.

HHH 2024 FORM 10-Q | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2024:

MPC segment EBT increased $60.0 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $58.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $79.3 million primarily due to the following activity:
–increase in superpad acres sold, with 129.2 acres sold at an average price of $1.3 million per acre in the third quarter of 2024, compared to 39.2 acres sold at an average price of $1.3 million per acre in the prior-year period
–increase due to $4.5 million more revenue recognized out of deferred revenue in the third quarter of 2024, compared to the prior-year period
–Equity earnings at The Summit decreased $15.4 million. Land and clubhouse unit sales decreased in the third quarter of 2024, compared to the prior-year period due to low remaining inventory.
–Builder price participation decreased $5.7 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

The Woodlands Hills EBT increased $3.1 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $3.2 million primarily due to the following activity:
–increase in residential acres sold, with 15.3 acres sold at an average price of $466,000 per acre in the third quarter of 2024, compared to 5.2 acres sold at an average price of $440,000 per acre in the prior-year period

Teravalis EBT increased $1.5 million compared to the prior-year period.
–Equity earnings at Floreo increased $1.4 million primarily related to the closings of Floreo land sales in the third quarter of 2024.

Bridgeland EBT decreased $2.8 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $2.0 million primarily due to the following activity:
–decrease in commercial acres sold with no acres sold in the third quarter of 2024, compared to 12.5 acres sold at an average price of $262,000 per acre in the prior-year period

The Woodlands EBT decreased $0.3 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $1.9 million primarily due to the following activity:
–decrease in residential acres sold, with no acres sold in the third quarter of 2024, compared to 1.5 acres sold at Aria Isle, an exclusive gated community, at an average price of $2.6 million per acre in the prior-year period. The decrease in acres sold was expected as only one custom lot remains at Aria Isle.
–Other land, rental, and property revenues increased $1.3 million driven by a fee received due to change in use of previously sold commercial land.

HHH 2024 FORM 10-Q | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2024:

MPC segment EBT increased $90.1 million compared to the prior-year period primarily due to the following:

Summerlin EBT increased $105.2 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $148.7 million primarily due to the following activity:
–increase in superpad acres sold, with 216.5 acres sold at an average price of $1.3 million per acre in the nine months ended September 30, 2024, compared to 39.2 acres sold at an average price of $1.3 million in the prior-year period
–increase due to $6.9 million in SID bond assumptions resulting from an increase in superpad sales in the nine months ended September 30, 2024, compared to the prior-year period
–decrease due to $11.4 million less revenue recognized out of deferred revenue in the nine months ended September 30, 2024, compared to the prior-year period
–decrease in custom lots sold, with no lots sold in the nine months ended September 30, 2024, compared to one lot sold at a price of $2.0 million in the prior-year period. The lot sold in the prior-year period was the last custom lot currently available.
–Equity earnings at The Summit decreased $33.7 million. Land and clubhouse unit sales decreased in the nine months ended September 30, 2024, compared to the prior-year period due to low remaining inventory.
–Builder price participation decreased $10.8 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in the current period.

The Woodlands Hills EBT increased $5.4 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales increased $4.8 million primarily due to the following activity:
–increase in residential acres sold, with 32.7 acres sold at an average price of $460,000 per acre in the nine months ended September 30, 2024, compared to 20.6 acres sold at an average price of $422,000 per acre in the prior-year period

Teravalis EBT increased $4.6 million compared to the prior-year period.
–Equity earnings at Floreo increased $4.2 million primarily related to the closings of Floreo land sales in the nine months ended September 30, 2024, compared to no land sales in the prior-year period.

Bridgeland EBT decreased $14.4 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $9.5 million primarily due to the following activity:
–decrease in commercial acres sold partially offset by an increase in price per acre, with 3.5 acres sold at an average price of $801,000 per acre in the nine months ended September 30, 2024, compared to 121.3 acres sold at an average price of $249,000 per acre in the prior-year period
–increase in residential acres sold, with 136.3 acres sold at an average price of $589,000 per acre in the nine months ended September 30, 2024, compared to 99.7 acres sold at an average price of $555,000 per acre in the prior-year period
–Interest expense increased $5.9 million primarily due to a higher debt balance and higher variable interest rates as a result of a derivative termination in the third quarter of 2023, partially offset by an increase in capitalized interest.

The Woodlands EBT decreased $10.6 million compared to the prior-year period.
–MPC sales, net of MPC cost of sales decreased $12.8 million primarily due to the following activity:
–decrease in residential acres sold, with no acres sold in the nine months ended September 30, 2024, compared to 8.7 acres sold in Aria Isle, an exclusive gated community, at an average price of $2.6 million per acre in the prior-year period. The decrease in acres sold was expected as only one custom lot remains at Aria Isle.
–Other land, rental, and property revenues increased $1.3 million driven by a fee received due to change in use of previously sold commercial land.

HHH 2024 FORM 10-Q | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Net Contribution MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPCs development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from MUD and SID bonds receivables, reduced by MPC development expenditures, land acquisitions, and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses.

Below is a reconciliation of segment EBT to MPC Net Contribution:

MPC Net Contribution	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
MPC segment EBT	$144,752	$84,798	$59,954	$292,244	$202,096	$90,148
Plus:
Master Planned Communities cost of sales	72,582	28,264	44,318	143,254	66,134	77,120
Depreciation and amortization	109	103	6	327	316	11
MUD and SID bonds collections, net (a)	21,063	4,237	16,826	15,482	7,585	7,897
Proceeds from sale of MUD receivables	176,680	—	176,680	176,680	—	176,680
Distributions from unconsolidated ventures	—	600	(600)	281	10,050	(9,769)
Less:
MPC development expenditures	(110,122)	(83,634)	(26,488)	(284,984)	(256,214)	(28,770)
Equity in (earnings) losses from unconsolidated ventures	(361)	(14,310)	13,949	8,467	(21,056)	29,523
MPC Net Contribution	$304,703	$20,058	$284,645	$351,751	$8,911	$342,840
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $284.6 million in the three months ended September 30, 2024, and increased $342.8 million in the nine months ended September 30, 2024, compared to the same periods in 2023, primarily due to proceeds from the sale of MUD receivables and higher MPC land sales.

MPC Land Inventory The following table summarizes MPC land inventory activity for the nine months ended September 30, 2024:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2023	$533,031	$1,079,927	$544,824	$172,652	$115,239	$2,445,673
Development expenditures (a)	126,969	132,004	383	3,449	22,179	284,984
MPC Cost of sales	(36,032)	(101,509)	—	(9)	(5,704)	(143,254)
MUD reimbursable costs (b)	(92,616)	—	—	742	(13,765)	(105,639)
Transfer to Strategic Development and Operating Assets Segments	(1,118)	—	—	(4,294)	—	(5,412)
Other	8,521	10,437	(53)	457	(4,423)	14,939
Balance September 30, 2024	$538,755	$1,120,859	$545,154	$172,997	$113,526	$2,491,291
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHH 2024 FORM 10-Q | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

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

Segment EBT Segment EBT for Strategic Developments is presented below:

Strategic Developments Segment EBT	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Condominium rights and unit sales	$3	$25,962	$(25,959)	$26	$46,915	$(46,889)
Rental revenue	101	136	(35)	377	250	127
Other land, rental, and property revenues	401	383	18	1,204	1,514	(310)
Total revenues	505	26,481	(25,976)	1,607	48,679	(47,072)

Condominium rights and unit cost of sales	(11,833)	(22,537)	10,704	(15,694)	(56,390)	40,696
Operating costs	(3,973)	(6,364)	2,391	(11,684)	(17,160)	5,476
Rental property real estate taxes	(605)	(719)	114	(1,893)	(2,470)	577
Total operating expenses	(16,411)	(29,620)	13,209	(29,271)	(76,020)	46,749
Segment operating income (loss)	(15,906)	(3,139)	(12,767)	(27,664)	(27,341)	(323)
Depreciation and amortization	(960)	(962)	2	(6,257)	(2,848)	(3,409)
Interest income (expense), net	4,353	4,412	(59)	12,971	11,917	1,054
Other income (loss), net	90,089	81	90,008	90,075	158	89,917
Equity in earnings (losses) from unconsolidated ventures	118	59	59	193	94	99
Gain (loss) on sale or disposal of real estate and other assets, net	—	236	(236)	—	236	(236)
Segment EBT	$77,694	$687	$77,007	$69,318	$(17,784)	$87,102

For the three months ended September 30, 2024:

Strategic Developments segment EBT increased $77.0 million compared to the prior-year period primarily due to the following:
–Other income includes an increase of $90.0 million due to the receipt of insurance proceeds following the execution of a settlement agreement related to the construction defect claims at Waiea in the current period. Refer to Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

This increase to EBT was partially offset by the following:
–Condominium sales, net of cost of sales decreased $3.1 million, excluding the impact of Waiea settlement costs, due to the timing of condominium closings. We had no condominium closings during the three months ended September 30, 2024, compared to 16 units at ‘A‘ali‘i and 10 units at Kō'ula during the prior-year quarter. The lower volume of condominium closings is expected as our completed towers are now 100% sold and the next tower, Victoria Place, is not scheduled for completion until late 2024.
–Condominium cost of sales includes an increase of $12.1 million related to the settlement of final project costs previously incurred by the Waiea general contractor.

HHH 2024 FORM 10-Q | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2024:

Strategic Developments segment EBT increased $87.1 million compared to the prior-year period primarily due to the following:
–Other income includes an increase of $90.0 million due to the receipt of insurance proceeds following the execution of a settlement agreement related to the construction defect claims at Waiea in the current period.
–Condominium cost of sales includes a decrease of $13.1 million due to charges related to the construction defect remediation at Waiea. We charged $3.0 million in the first quarter of 2024, to fund the final remediation expenditures, compared to $16.1 million of additional costs charged in the prior-year period.

These increases to EBT were partially offset by the following:
–Condominium sales, net of cost of sales decreased $7.2 million, excluding the impact of Waiea remediation and settlement costs, due to the timing of condominium closings. We had no condominium closings during the nine months ended September 30, 2024, compared to 31 units at ‘A‘ali‘i and 15 units at Kō'ula during the prior-year period.
–Condominium cost of sales includes an increase of $12.1 million related to the settlement of final project costs previously incurred by the Waiea general contractor.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums

Ward Village As of September 30, 2024, our six completed condominiums in Ward Village, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, and Kō‘ula, are completely sold.

Condominiums Under Construction

Ward Village As of September 30, 2024, 97.7% of the units at our four towers under construction, Victoria Place, The Park Ward Village, Ulana Ward Village, and Kalae are under contract.

We broke ground on Victoria Place in February 2021 and expect to complete construction in the fourth quarter of 2024. Victoria Place, which is 100% presold, will consist of 349 one-, two-, and three-bedroom units.

We broke ground on The Park Ward Village in October 2022 and expect to complete construction in 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of September 30, 2024, we have entered into contracts for 525 units, representing 96.3% of total units.

We broke ground on Ulana Ward Village in January 2023 and expect to complete construction in 2025. Ulana Ward Village, which is 100% presold, will consist of 696 studio, one-, two-, and three-bedroom units. All units are designated as workforce housing units and are being offered to local residents who meet certain maximum income and net worth requirements.

We broke ground on Kalae in June 2024 and expect to complete construction in 2027. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of September 30, 2024, we have entered into contracts for 304 units, representing 92.4% of total units.

Predevelopment Condominiums

Ward Village We launched public presales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of September 30, 2024, we have entered into contracts for 268 units, representing 55.3% of total units.

The Woodlands We launched public presales of our first condominium project in The Woodlands in March 2024. The Ritz-Carlton Residences, The Woodlands will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of September 30, 2024, we have entered into contracts for 77 units, representing 69.4% of total units. Subsequent to period end, we broke ground on The Ritz-Carlton Residences in October 2024.

HHH 2024 FORM 10-Q | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following provides further detail for all condominium projects as of September 30, 2024:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea (a)	Honolulu, HI	177	—	177	100.0%	Q4 2016
Anaha (a)	Honolulu, HI	317	—	317	100.0%	Q4 2017
Ae`o (a)	Honolulu, HI	465	—	465	100.0%	Q4 2018
Ke Kilohana (a)	Honolulu, HI	423	—	423	100.0%	Q2 2019
‘A‘ali‘i (a)	Honolulu, HI	750	—	750	100.0%	Q4 2021
Kō'ula (b)	Honolulu, HI	565	—	565	100.0%	Q3 2022
Under construction
Victoria Place	Honolulu, HI	—	349	349	100.0%	Q4 2024
The Park Ward Village (c)	Honolulu, HI	—	525	545	96.3%	2026
Ulana Ward Village (d)	Honolulu, HI	—	696	696	100.0%	2025
Kalae (e)	Honolulu, HI	—	304	329	92.4%	2027
Predevelopment
The Launiu (f)	Honolulu, HI	—	268	485	55.3%	2028
The Ritz-Carlton Residences (g)	The Woodlands, TX	—	77	111	69.4%	2027
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

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,			Nine Months Ended September 30,
thousands	2024	2023	$ Change	2024	2023	$ Change
Corporate income	$16	$15	$1	$50	$45	$5
General and administrative	(24,862)	(21,601)	(3,261)	(68,930)	(65,371)	(3,559)
Loss on sale of MUD receivables	(51,525)	—	(51,525)	(51,525)	—	(51,525)
Corporate interest expense, net	(22,578)	(20,740)	(1,838)	(60,369)	(67,519)	7,150
Corporate other income (loss), net	454	23	431	899	2,781	(1,882)
Corporate depreciation and amortization	(767)	(974)	207	(2,346)	(2,599)	253
Other	(3,582)	(2,195)	(1,387)	(11,268)	(8,834)	(2,434)
Income tax (expense) benefit	(10,195)	(11,410)	1,215	(17,236)	(10,975)	(6,261)
Total Corporate income, expenses, and other items	$(113,039)	$(56,882)	$(56,157)	$(210,725)	$(152,472)	$(58,253)

For the three months ended September 30, 2024:

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $51.5 million was recognized in the third quarter of 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
–General and administrative expenses increased $3.3 million primarily attributable to an increase in compensation costs, charitable contributions, and legal and consulting fees, partially offset by a decrease in marketing costs.

For the nine months ended September 30, 2024:

Corporate income, expenses, and other items was unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $51.5 million was recognized in the third quarter of 2024.
–Income tax expense increased $6.3 million primarily due to a net increase in expense related to the revaluation of deferred tax assets and liabilities as a result of the spinoff, as well as an increase in Income before income taxes. These increases were offset by a partial release of valuation allowances on the Company’s deferred tax assets including a state net operating loss carryover as a result of the spinoff of Seaport Entertainment Group Inc. Refer to Note 11 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.
–General and administrative expenses increased $3.6 million primarily attributable to an increase in compensation costs and charitable contributions, partially offset by a decrease in marketing costs.

Corporate income, expenses, and other items was favorably impacted compared to the prior-year period by the following:
–Corporate interest expense, net decreased $7.2 million primarily due the change in value related to derivative instruments, and higher interest income driven by higher interest rates.

HHH 2024 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and endeavor to ensure that we maintain the financial flexibility and liquidity necessary to fund future growth. In 2024, we drew $301.7 million on existing mortgage loans, entered into new borrowings of $45.0 million (excluding undrawn amounts on new construction loans), refinanced $130.0 million of existing indebtedness, and made repayments on mortgage loans of $10.7 million. In addition, we repaid $192.0 million on the Secured Bridgeland Notes using the proceeds from the sale of MUD receivables. In the fourth quarter of 2024, we expanded the borrowing capacity of these notes from $475.0 million to $600.0 million and extended the maturity to 2029. As of September 30, 2024, we have $1.5 billion of undrawn lender commitments available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Nine Months Ended September 30,
thousands	2024	2023
Cash provided by (used in) operating activities of continuing operations	$110,992	$(339,835)
Cash provided by (used in) investing activities of continuing operations	(376,545)	(246,333)
Cash provided by (used in) financing activities of continuing operations	177,068	438,488
Net cash provided by (used in) discontinued operations	(43,846)	(15,458)

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

Net cash provided by operating activities of continuing operations was $111.0 million in the nine months ended September 30, 2024, and net cash used in operating activities of continuing operations was $339.8 million in the nine months ended September 30, 2023. The change in operating activities of $450.8 million was primarily due to an increase of approximately $195.0 million in cash provided by MPC operations, primarily related to increased MPC land sales; an increase of $176.7 million related to proceeds from the sale of MUD receivables in 2024; an increase of $90.0 million related to insurance proceeds received in 2024 for settlement of the construction defect claims at Waiea; and an increase of $39.2 million in net cash provided related to the return of lender holdback deposits in the current year, compared to the payment of lender holdback deposits in the prior year. These changes were partially offset by a $58.5 million increase in interest payments, a $28.8 million million increase in MPC development expenditures, and a $13.4 million increase in cash used for condominium towers.

Investing Activities Net cash used in investing activities of continuing operations was $376.5 million in the nine months ended September 30, 2024, and $246.3 million in the nine months ended September 30, 2023. The $130.2 million increase in net cash used in investing activities was primarily due to a $99.3 million increase in net parent investment in discontinued operations; a $14.1 million decrease in proceeds from asset sales, primarily related to the sale of Creekside Park Medical Plaza in 2024, compared the sale of two self-storage properties in The Woodlands, and certain properties in Ward Village in 2023; and a $12.6 million increase in cash used for acquisition, primarily related to the acquisition of Waterway Plaza II in 2024, compared to the acquisition of Grogan’s Mill Village Center in 2023.

HHH 2024 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Financing Activities Net cash provided by financing activities of continuing operations was $177.1 million in the nine months ended September 30, 2024, and $438.5 million in the nine months ended September 30, 2023. The $261.4 million decrease in cash provided by financing activities was primarily due to a $313.3 million increase in cash used related to principal payments on mortgages, notes, and loans payable, partially offset by a $32.4 million increase in proceeds from mortgages, notes, and loans payable.

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

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of September 30, 2024:

thousands	Remaining in 2024	2025	2026	2027	2028	Thereafter	Total
Mortgages, notes, and loans payable (a)	$307,709	$461,222	$773,232	$361,435	$834,680	$2,599,841	$5,338,119
Interest payments (b)	75,537	252,648	206,679	168,873	139,200	259,411	1,102,348
Ground lease commitments	—	300	300	300	300	6,200	7,400
Total	$383,246	$714,170	$980,211	$530,608	$974,180	$2,865,452	$6,447,867
(a)We expect $304.3 million due in 2024 to be repaid with Victoria Place condo closings.
(b)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Debt As of September 30, 2024, the Company had $5.3 billion of outstanding debt and $1.5 billion of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. Refer to Note 7 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional detail. Our proportionate share of the debt of our unconsolidated ventures totaled $162.4 million as of September 30, 2024, and is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information related to the Company’s collateral maintenance obligation.

Debt Compliance As of September 30, 2024, the Company was in compliance with all property-level debt covenants with the exception of five property-level debt instruments. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2024 FORM 10-Q | 48

Net Debt The following table summarizes our net debt on a segment basis as of September 30, 2024. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and TIF receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Strategic Developments	Segment Totals	Non-Segment Amounts	September 30, 2024
Mortgages, notes, and loans payable, net	$2,340,949	$333,410	$591,675	$3,266,034	$2,032,726	$5,298,760
Mortgages, notes, and loans payable of unconsolidated ventures	90,575	71,835	—	162,410	—	162,410
Less:
Cash and cash equivalents	(13,155)	(98,744)	(13,527)	(125,426)	(275,302)	(400,728)
Cash and cash equivalents of unconsolidated ventures	(1,881)	(17,184)	(6,806)	(25,871)	—	(25,871)
Special Improvement District receivables	—	(61,291)	—	(61,291)	—	(61,291)
Municipal Utility District receivables, net	—	(458,775)	(3,210)	(461,985)	—	(461,985)
TIF receivable	—	—	(1,561)	(1,561)	—	(1,561)
Net Debt	$2,416,488	$(230,749)	$566,571	$2,752,310	$1,757,424	$4,509,734

HHH 2024 FORM 10-Q | 49

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.7 billion of variable-rate debt outstanding at September 30, 2024, of which $250.3 million was swapped to a fixed rate through the use of interest rate swaps and $669.6 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $122.4 million as of September 30, 2024, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 9 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q for additional information.

As of September 30, 2024, annual interest costs would increase approximately $7.4 million for every 1.00% increase in floating interest rates. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and our principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this report. Based on the foregoing, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2024.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHH 2024 FORM 10-Q | 50

OTHER INFORMATION	Table of Contents

PART II

Item 1. Legal Proceedings

Please refer to Note 10 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Form 10-Q.

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

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the third quarter of 2024:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1 - 31, 2024	—	$—	—	$15,009,600
August 1 - 31, 2024	89	$68.39	—	$15,009,600
September 1 - 30, 2024	—	$—	—	$15,009,600
Total	89	$68.39	—
(a)During the third quarter of 2024, all 89 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.

Item 3. Default Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

HHH 2024 FORM 10-Q | 51

OTHER INFORMATION	Table of Contents
Item 5. Other Information

There were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the third quarter of 2024.

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

2.1
Separation Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 2.1 to The Howard Hughes Holdings Inc. Current Report on Form 8-K, filed August 1, 2024)

10.1
Transition Services Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.1 to The Howard Hughes Holdings Inc. Current Report on Form 8-K, filed August 1, 2024)

10.2
Tax Matters Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.2 to The Howard Hughes Holdings Inc. Current Report on Form 8-K, filed August 1, 2024)

10.3
Employee Matters Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.3 to The Howard Hughes Holdings Inc. Current Report on Form 8-K, filed August 1, 2024)

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

+ Filed herewith
++ Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2024 and 2023, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2024 and 2023, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHH 2024 FORM 10-Q | 52

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howard Hughes Holdings Inc.

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 4, 2024

HHH 2024 FORM 10-Q | 53