Form 10-K/A
period 2024-12-31
Howard Hughes Holdings Inc.
filed 2025-04-30
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

The number of shares of common stock, $0.01 par value, outstanding as of April 23, 2025 was 50,393,938.

DOCUMENTS INCORPORATED BY REFERENCE None in this Amendment No. 1 on Form 10-K/A.

Auditor Name	Auditor Location	Auditor Firm ID
KPMG LLP	Dallas, Texas	185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Howard Hughes Holdings Inc. (the “Company”) for the year ended December 31, 2024, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2025 (the “Original Filing”).

This Amendment is being filed to provide the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2024. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2024.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment in Item 15 of Part IV certain currently dated certifications under the Sarbanes-Oxley Act of 2002.

Index to Financial Statements

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our Board of Directors (the “Board”) is elected annually and each of our directors serve one-year terms. The following table sets forth certain information about our directors and executive officers as of April 30, 2025.

Name	Age	Position
R. Scot Sellers	68	Chairman of the Board
David Eun	58	Director
Adam Flatto	62	Director
Ben Hakim	49	Director
Dana Hamilton	56	Director
Beth Kaplan	67	Director
Allen Model	79	Director
David O’Reilly	50	Chief Executive Officer and Director
Steven Shepsman	72	Director
Mary Ann Tighe	76	Director
Anthony Williams	73	Director
L. Jay Cross	72	President
Carlos Olea	46	Chief Financial Officer
Joseph Valane	39	General Counsel & Secretary
Elena Verbinskaya	46	Chief Accounting Officer
Jim Carman	47	President, Houston Region
Doug Johnstone	42	President, Hawaii Region
Kristi Smith	43	President, Columbia Region
Charley Freericks	67	President, Phoenix Region
Jose Bustamante	51	President, Nevada Region
David Striph	66	President, Asset Management and Operations
Andrew Davis	42	Executive Vice President, Head of Investments and Revenue

David Eun has served as a director since May 2023. Mr. Eun is the Co-CEO and Co-Founder of Alakai Group, a thesis-driven acquirer using permanent capital to support and grow companies into market leaders. Prior to Alakai, Mr. Eun served as Executive Vice Chairman of Archegos Capital Management LP, from March 2021 to April 2021. Mr. Eun previously worked at Samsung Electronics from January 2012 to December 2020. At Samsung, Mr. Eun served as Chief Innovation Officer for Samsung Electronics, a role in which he identified new industry and consumer trends, developed long-term strategies for driving future growth opportunities, and negotiated alliances with top technology partners. Mr. also served as President of Samsung NEXT, an innovation group he founded providing venture capital, partnership formation, product development, M&A advisory and operational support to startups globally. Prior to joining Samsung, Mr. Eun served as President of AOL Media, and Global Head of Content Partnerships and Business Development at Google and YouTube, following executive roles in media and venture capital. Mr. Eun is a graduate of Harvard College and Harvard Law School.

Adam Flatto has served as a director since November 2010. Mr. Flatto is the President and Chief Executive Officer of The Georgetown Company, a privately held real estate investment and development company based in New York City. Mr. Flatto has been with The Georgetown Company since 1990 and during that time has been involved with the development, acquisition and ownership of over 20 million square feet of commercial and residential real estate projects throughout the United States. These have included a wide array of projects ranging from large-scale office buildings, movie theaters, hotels, apartment buildings, mixed-use master planned communities and others. Mr. Flatto is also a Principal of RocaPoint Partners, a privately held real estate investment and development firm based in Atlanta, Georgia. Mr. Flatto is a trustee and board member of several civic and cultural institutions. He is Co-Chairman of the Park

Avenue Armory and Co-Chairman of the Robin Hood Housing Advisory Board. He is also a Member of the Board of the Center for Global and Emerging Risks at the RAND Corporation, a trustee of the Wexner Center for the Arts, and of Works & Process based at the Guggenheim Museum in NYC. Mr. Flatto received his BA magna cum laude from Brown University with honors in Economics and received his MBA from the Wharton School (University of Pennsylvania).

Ben Hakim has served as a director since May 2024. Mr. Hakim has been the President of Pershing Square Capital Management, L.P., an SEC registered investment adviser, since May 2024, and has been a Partner at the firm since September 2012. Mr. Hakim has served on the Board of Directors of Pershing Square Holdco GP, LLC since February 2025. He is also President of Pershing Square SPARC Holdings, Ltd., a special purpose acquisition rights company, and previously served as President of Pershing Square Tontine Holdings, Ltd., a special purpose acquisition company. Mr. Hakim was previously a Senior Managing Director at The Blackstone Group, where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University.

Dana Hamilton has served as a member of our Board since June 2024. She brings more than 30 years of experience in investment and operations across multiple real estate verticals. From December 2022 to March 2023, Ms. Hamilton was a Senior Advisor to Pretium Partners LLC, an alternative investment manager specializing in U.S. real estate and credit assets. From April 2017 until December 2022, Ms. Hamilton was a Senior Managing Director and Head of Real Estate for Pretium, where she chaired the Real Estate Investment Committee and had overall strategic and P&L responsibility for more than $30 billion in real estate AUM. She was instrumental in growing Pretium into the largest owner of single-family homes for rent, with more than 90,000 homes owned and managed across 30 U.S. markets. Ms. Hamilton is also the co-founder of Ameriton LLC, a real estate investment company, and has served as its President since October 2014. From October 2013 to October 2014, she served as President and Chief Executive Officer, and trustee, of Borderplex Community Trust. Prior thereto, Ms. Hamilton spent 20 years at Archstone, one of the largest apartment companies in the U.S. and Europe, until its sale to AvalonBay and Equity Residential in 2013. At Archstone, she held numerous roles during her tenure, including President – Europe and Executive Vice President – National Operations. Ms. Hamilton currently serves as a director of Opendoor Technologies Inc., where she chairs the Nominating and Governance Committee. Previously, she served as a director of Life Storage, Inc. from March 2018 until the company merged with Extra Space Storage Inc. in July 2023, and FelCor Lodging Trust Incorporated from April 2016 until September 2017, when the company merged with RLJ Lodging Trust. Ms. Hamilton earned her B.A. in Public Policy from Stanford University and her M.B.A. in Real Estate and Finance from the Haas School of Business at the University of California, Berkeley.

Beth Kaplan has served as a member of the Board since December 2017. She is the managing member of Axcel Partners, LLC, a venture capital firm investing in early stage and growth companies and is also a Venture Partner at Revolution Ventures. Ms. Kaplan served as President and Chief Operating Officer at Rent the Runway, Inc. from 2013 to 2015 and continues to serve on its board of directors. Previously, Ms. Kaplan served as President and Chief Merchandising and Marketing Officer, and as a director, at General Nutrition Centers (“GNC”) from 2008 to 2011, where she played an integral role in GNC’s 2011 initial public offering. Prior to GNC, Ms. Kaplan served as Executive Vice President and General Manager at Bath & Body Works, LLC from 2002 to 2005, Executive Vice President of Marketing and Merchandising at Rite Aid Corporation from 1996 to 1999, and President and General Manager of the U.S. Cosmetics and Fragrance division at The Procter & Gamble Company. Ms. Kaplan served as a director of Meredith Corporation, a publicly traded media conglomerate, from January 2017 until December 2021; and served as a director of Empower, Ltd, a publicly traded special purpose acquisition company from October 2020 until July 2021. Ms. Kaplan has served as a member of the board of directors of (i) Rent the Runway, Inc., a publicly traded apparel company, since October 2021 and serves as Chair of its Compensation Committee and is a member of its Audit Committee; (ii) Crocs, Inc., a publicly traded global footwear company, since January 2020 and is chairperson of its Compensation Committee and a member of the Governance and Nominating Committee; and (iii) Brilliant Earth Group, Inc., a publicly traded jewelry company, since September 2021 and serves as Chair of its Compensation Committee and is a member of its Nominating and Governance Committee.

Allen Model has served as a director since November 2010. Mr. Model is the Co-Founder of Overseas Strategic Consulting, Ltd. (“OSC”) and served as Treasurer and Managing Director of OSC from 1992 until his retirement from those positions in November 2010, at which time he continued to hold a passive interest in OSC and the title of “Founder Emeritus.” In the spring of 2017, he resumed an active role as Treasurer and Vice Chairman of OSC. OSC is an international consulting firm that provides public information services to clients worldwide, including the United States Agency for International Development, The World Bank, The Asian Development Bank and host governments. Since 1988, Mr. Model has also been a private investor for Model Entities, which manages personal and family portfolios. Mr. Model currently serves as a director of Q’ligent, a private company that provides software management tools for broadcasting companies. Mr. Model served as a director from October 2010 to April 2017 for NetBoss Technologies, Inc., a company that provides software management tools for telecommunications companies; and served as a director of Anchor Health Properties, a real estate partnership that develops medically related properties, from 1990 until 2015, and Sinewave Energy Technologies, Inc., a company that produced energy saving devices in lighting space, from 1994 until 2011. Mr. Model served as a director of three publicly traded companies: Blue Ridge Real Estate Company, a land development company, from 1975 to 2002; Big Boulder Corp., a land development company linked to Blue Ridge, from 1975 to 2002; and MetroWest Bank, from 1990 to 2001, in each case serving on (among others) the Audit Committee.

David O’Reilly, our Chief Executive Officer, has served as a director since December 2020. He served as the Company’s Chief Financial Officer from October 2016 to April 2021 and President from June 2020 to November 2020. Mr. O’Reilly was appointed Interim Chief Executive Officer in September 2020 and was officially promoted to Chief Executive Officer in December 2020. As Chief Executive Officer, he is responsible for managing our business operations and overseeing the senior members of our management team. Prior to joining the Company, Mr. O’Reilly served as Executive Vice President, Chief Investment Officer of Parkway Properties, Inc., a NYSE-traded real estate investment trust focused on office properties, from November 2011 through October 2014, and was appointed interim Chief Financial Officer in May 2012 until he was appointed Chief Financial Officer in August 2012. Previously, Mr. O’Reilly served as Executive Vice President of Banyan Street Capital and as Director of Capital Markets for Eola Capital LLC. He served in the investment banking industry as Senior Vice President of Barclays Capital Inc. and in a similar capacity for Lehman Brothers. During his career, Mr. O’Reilly has been involved in a broad range of financial advisory and merger and acquisition activities, including leveraged buyouts, initial public offerings and various transactions involving commercial mortgage- backed securities. Mr. O’Reilly also has served as an independent trustee on the board of Kite Realty Group Trust, a publicly traded REIT, since 2013, and is a member of its Audit Committee and Compensation Committee.

R. Scot Sellers has served as Chairman of our Board since May 2024 and as a director since November 2010 and brings to the Board the expertise of a 45-year career in the real estate industry. Prior to serving as Board Chair, Mr. Sellers served as Presiding Director of the Board and Chairman of the Compensation Committee. From January 1997 until February 2013, Mr. Sellers served as the Chief Executive Officer of Archstone, one of the world’s largest apartment companies. He also served as Archstone’s Chief Investment Officer from 1995 until January 1997. Under his leadership, Archstone moved from being a mid-sized owner of apartments in secondary and tertiary cities to the largest publicly traded owner of urban high-rise apartments in the nation’s premier cities with a market capitalization of more than $22 billion. During his career, Mr. Sellers has been responsible for the development, acquisition, and operation of over $40 billion of apartment communities in over 50 different cities across the United States. In addition, Mr. Sellers served as the chairman of the National Association of Real Estate Investment Trusts from November 2005 until November 2006 and on the International Board of Directors of Habitat for Humanity from June 2013 through November 2020. He currently serves on the board of two privately held companies: The Irvine Company and Milhaus LLC. Mr. Sellers has also served as Chairman of the Board of the Maui Land and Pineapple Company, Inc., a master planned community developer, since May 2023.

Steven Shepsman has served as a director since November 2010. Mr. Shepsman is an Executive Managing Director and Founder of New World Realty Advisors, a real estate investment and advisory firm specializing in real estate restructurings, development, and finance. Mr. Shepsman has been with New World Realty Advisors since 2009. Since May 2018 and through December 2019, Mr. Shepsman served as a director of Spirit MTA REIT, a publicly traded real estate investment trust. Upon its election to convert to a non- traded liquidating trust, Mr. Shepsman became a Liquidating Trustee. Previously, as a principal in a real estate fund, Mr. Shepsman had oversight responsibility for the fund’s due diligence and acquisition of investment platforms, and with subsequent asset acquisitions, financings and dispositions. Mr. Shepsman served as a director of Rouse Properties, Inc. from January 2012 to May 2013. Earlier in his career, Mr. Shepsman was a managing partner of Kenneth Leventhal and Company and of Ernst & Young’s Real Estate Practice. Mr. Shepsman is a trustee of The University of Buffalo Foundation where he chairs its Properties Committee.

Mary Ann Tighe has served as a director since October 2011. Ms. Tighe has been credited with transforming New York’s skyline during her more than 40 years in the real estate industry. Ms. Tighe has been the Chief Executive Officer of CBRE’s New York Tri-State Region since 2002, a region of 3,800 employees, and served as a director of CBRE in 2013. Ms. Tighe’s deals have anchored more than 14.4 million square feet of new construction in the New York region. From January 2010 through December 2012, Ms. Tighe served as Chair of the Real Estate Board of New York, the first woman to hold this position in its 114-year history and the first broker in 30 years. Ms. Tighe began her real estate career as a broker at the Edward S. Gordon Company, ultimately rising to the position of Vice Chairman of Insignia/ESG, where she was regularly recognized as being among the firm’s top producers. Prior to entering the real estate field, Ms. Tighe served as a Vice President of the American Broadcasting Companies, where she launched the A&E cable channel. Ms. Tighe was also formerly the Deputy Chairman of the National Endowment for the Arts, Arts Advisor to Vice President Walter Mondale, and a staff member of the Smithsonian Institution.

Anthony Williams has served as a director since February 2021. Mr. Williams currently serves as the Chief Executive Officer and Executive Director of Federal City Council, a nonprofit organization dedicated to the advancement of civic life in the nation’s capital, a position he has held since April 2012. He also has served as a Senior Advisor with the law firm King & Spalding in its Government Affairs and Public Policy practice group since July 2016. Mr. Williams previously served two terms as the mayor of Washington, D.C. from 1999 to 2007, leading the city’s revitalization, restoring its finances and improving city services. As the independent Chief Financial Officer of the District of Columbia from 1995 to 1998, he worked with local officials, the D.C. Financial Control Board, and the U.S. Congress. He has held various positions in federal, state, and local government, including serving as the first CFO for the U.S. Department of Agriculture, a position to which he was appointed by President Bill Clinton and confirmed by the U.S. Senate. Mr. Williams is a veteran of the U.S. Air Force, a fellow of the National Academy of Public Administration and former President of the National League of Cities, and formerly served as a lecturer and faculty member in Public Management at the Harvard Kennedy School of Government’s Ash Center for Democratic Governance and Innovation.

L. Jay Cross joined the Company in December 2020 as President and is responsible for overseeing the Company’s acclaimed portfolio of master planned communities and mixed-use developments. With decades of experience in the real estate industry, as well as with professional sports franchises, he has been responsible for executing large-scale, mixed-use projects across North America, catalysts for urban transformation and community development. Prior to joining the Company, Mr. Cross served as President of Related Hudson Yards, leading the development efforts of Hudson Yards, the 28-acre megaproject on Manhattan’s west side. Previously, as President of the New York Jets, he spearheaded the development of MetLife Stadium, an innovative joint venture between the Jets and the New York Giants to build a dual-team NFL stadium. Mr. Cross served as President of Business Operations for the NBA’s Miami Heat where he led the development of the American Airlines Arena, creating a public-private partnership between the team and Miami Dade County, and driving a pioneering development program that sparked a renaissance of downtown Miami and the birth of a new residential neighborhood. Prior to that, Mr. Cross developed Toronto’s Air Canada Centre – an innovative dual-sport complex, home to the city’s NBA and NHL franchises – through a complex rezoning of Toronto’s downtown arena site. Mr. Cross has held senior positions with Markborough Properties, and with The Prudential Insurance Company of America’s real estate investment operations. Mr. Cross is also an independent trustee of Choice Properties Real Estate Investment Trust, a publicly traded REIT in Canada. Mr. Cross earned a bachelor’s degree in Nuclear Engineering from the University of Toronto and a Master’s degree in Architectural Technology from Columbia University.

Carlos Olea is the Chief Financial Officer of the Company. He is responsible for overseeing the Company’s investment, accounting and financial strategy, and working with the executive team to unlock meaningful long-term value across the Company’s portfolio. Mr. Olea has served in his current role since January 2022. He has been with the Company since 2017 and served as the company’s Chief Accounting Officer from 2019 until 2022, overseeing the financial accounting strategy for the nation’s largest portfolio of MPCs during a time of outstanding growth. Prior to joining the Company, Mr. Olea served as Chief Accounting Officer at Carr Properties, a Washington, D.C.-based owner-operator and developer. Previously, he was a Senior Manager with the Advisory Services practice of Ernst and Young and a Director of Technical Accounting and Financial Reporting with AvalonBay Communities in Arlington, Virginia. Mr. Olea has a Master’s in Real Estate degree with a concentration in finance from Georgetown University, and a B.S. in Accounting and Finance from ITESM, in Mexico.

Joe Valane joined the Company in March 2024 and serves as General Counsel and Secretary. Mr. Valane is responsible for overseeing all legal matters for the Company. Prior to joining the Company, Mr. Valane was General Counsel of Revantage and Shopcore, two Blackstone portfolio companies. In that role, Mr. Valane oversaw large teams responsible for providing legal support across Blackstone’s U.S. real estate portfolio, including retail, multifamily, office, logistics, and hospitality asset classes. Previously, Mr. Valane was a Partner at Kleinbard LLC, where he advised a diverse portfolio of corporate clients in equity finance and investment structuring, mergers and acquisitions, and general corporate counseling. Prior to that, Mr. Valane served as a corporate associate at Morgan, Lewis & Bockius LLP, where he focused on mergers and acquisitions and securities (including public and private equity and debt offerings) to a portfolio of clients including Fortune 500 companies, investment banks, and emerging market companies. Mr. Valane brings expertise in navigating complex legal and business challenges, building and managing high-performing teams, and implementing legal technology. Mr. Valane received his J.D. from New York University School of Law, and his B.A. in International Affairs from George Washington University, where he graduated summa cum laude and was elected Phi Beta Kappa.

Jim Carman serves as President, Houston Region. Previously, he served as Senior Vice President of MPC Commercial Development. He joined the Company in August 2012 to oversee vertical development on projects located within The Woodlands and Bridgeland, both master planned communities in the Houston area. Mr. Carman was responsible for leading multiple teams in the development of the first phase of Hughes Landing, Houston’s premier mixed-use urban center on Lake Woodlands, taking the 66-acre project from conception to completion within three years. Prior to joining the Company, Mr. Carman worked on mixed-use developments in Las Vegas, including Tivoli Village at Queensridge as well as projects located within the 70-acre Hughes Center. Previously, Mr. Carman served as Project Manager for the Ritz- Carlton, Grand Cayman, a $500 million resort complex consisting of seven restaurants, 365 keys, 85 luxury condominiums, and a golf course designed by Greg Norman. Before moving overseas to manage the Ritz- Carlton project, he worked with The Haskell Company, a design-build contractor based in Jacksonville, Florida. Mr. Carman was part of the joint-venture team that constructed the Adrienne Arsht Center for the Performing Arts, a $370 million performance complex in the heart of downtown Miami. Mr. Carman earned a B.S. in Civil Engineering as well as a Master of Engineering in Construction from Texas A&M University.

Doug Johnstone serves as President of the Hawaii Region for the Company, where he oversees asset management, financing, and redevelopment initiatives. Mr. Johnstone has spearheaded the growth and development of the 60-acre master planned community, Ward Village, situated in the heart of Honolulu. Under his leadership, this award-winning neighborhood is poised to introduce nearly one million square feet of vibrant retail experiences and thousands of new homes. Prior to his current role, Mr. Johnstone managed value-add redevelopment efforts within the commercial real estate portfolio of Kamehameha Schools. Before that, he held the position of Vice President at the Los Angeles firm Cyburt Hall Partners, where he specialized in opportunistic investments and developments in collaboration with institutional joint venture partners. Born and raised in Honolulu, Mr. Johnstone attended Punahou School and Stanford University, where he obtained a bachelor’s degree in economics with Honors. In addition to overseeing his company’s local charitable partnerships, he is a member of the Hawaii Business Roundtable, Young Presidents’ Organization, Omidyar Fellows, and serves on the board of directors for NAIOP Hawaii and Aloha United Way.

Charley Freericks serves as President of the Phoenix Region, where he is responsible for leading the residential and commercial development, leasing, and operations of Teravalis, the Company’s new 37,000- acre master planned community located in the Phoenix West Valley. Mr. Freericks joined the Company in his current role in August 2024. Mr. Freericks has more than 40 years of experience in large-scale community development throughout Arizona. Prior to joining Howard Hughes, Mr. Freericks served as Senior Vice President at Catellus Development Corporation, the master developer of the Novus Innovation Corridor, a 355-acre redevelopment of Arizona State University’s Athletic Facilities District. Before that, he served as an executive at DMB Associates, the Scottsdale-based developer of large- scale, best-in-class planned communities and mixed- use commercial properties. Mr. Freericks graduated with a bachelor’s degree in general business and an MBA from Arizona State University.

Kristi Smith serves as President of the Maryland Region for Howard Hughes, leading the growth and success of the 14-million-square-foot, mixed-use development plan for Downtown Columbia, and the Company’s efforts to transform the city’s urban core. Prior to joining Howard Hughes in 2023, Ms. Smith served as Executive Vice President in charge of Development for JBG SMITH, a publicly traded, multifamily and office real estate investment trust in the Washington, D.C. market. She oversaw the company’s mixed-use multifamily and commercial projects in top submarkets, including the development of Amazon’s HQ2 in Arlington, VA. Previously, she was an Investment Associate with CIM Group and a Development Executive at Clark Realty Capital. A founding member and co-chair of the JBG SMITH’s Women’s Initiative, Ms. Smith remains dedicated to the advancement of women and overall inclusivity in the workplace. She also serves on the Board of Directors for NAIOP DC | MD. Ms. Smith holds a B.S. in Commerce from the University of Virginia, and an MBA from Northwestern University’s Kellogg School of Management.

Jose Bustamante serves as President, Nevada. Mr. Bustamante joined the Company in his current role in November 2024, and he oversees all development efforts and functions for the Summerlin master planned community in Las Vegas. Mr. Bustamante has over two decades of experience and a strong track record of leading and growing high-performing real estate organizations in the investment and development of large-scale commercial and mixed-use communities. Prior to joining the Company, Mr. Bustamante served as Senior Vice President and Partner at Lincoln Property Company, driving the master planning, development, and stabilization of multifamily, office, life science, and retail properties across Northern California. Before entering the real estate industry in 2005, Jose honorably served as a United States Army Military Intelligence Officer, leading mission-critical operations around the world. Mr. Bustamante earned a Bachelor of Science in Law & Legal Studies from the United States Military Academy at West Point and a Master of Science in Real Estate Development from Columbia University in New York.

David Striph is President, Asset Management and Operations for Howard Hughes, responsible for overseeing property management and operations across all regions and asset types. He oversees the establishment of operating strategies designed to maximize NOI and is a member of the company’s Capital Allocation Committee. An industry veteran, Mr. Striph has financed and managed several billion dollars’ worth of real estate assets during his career, including mixed-use, retail and high-end residential projects. Prior to joining the company, Mr. Striph served as Senior Managing Director at Westmount Realty Capital, a Dallas, TX based real estate investor. Mr. Striph was also Managing Director at Fortress Investment Group, Vice President at Fremont Investment & Loan, and President of Amresco Capital Trust. Mr. Striph began his career as a Certified Public Accountant with Ernst and Young. Mr. Striph graduated from Southern Illinois University with a B.S. in Accounting in 1979.

Elena Verbinskaya is Chief Accounting Officer for Howard Hughes, responsible for overseeing accounting, financial reporting, treasury, and tax. Prior to joining Howard Hughes in 2023, Ms. Verbinskaya served as Vice President of Financial Reporting and Accounting Integration at IPSCO Tubulars Inc., a North American division of TMK Group. She also held the position of Chief Accounting Officer at TMK Group, one of the world’s leading producers and suppliers of steel pipe for the oil and gas industry. Ms. Verbinskaya joined Howard Hughes with more than 20 years of accounting experience. Ms. Verbinskaya holds a master’s degree in accounting, analysis and audit from Far Eastern State University. She is also a CPA (Certified Public Accountant, United States of America) and FCCA (Fellow Member of the Association of Chartered Certified Accountants, United Kingdom).

Andrew Davis serves as Executive Vice President, Head of Investments and Revenue for the Company, and is responsible for overseeing investment, capital markets, and other strategic activity for the company. Mr. Davis also oversees financial planning and is a voting member of the company’s Capital Allocation Committee.

Prior to joining Howard Hughes as an analyst in 2011, Andrew held various positions focused on the monetization of non-performing real estate loans and evaluating venture investments. Andrew holds a BS from The George Washington University and an MBA from Southern Methodist University.

Board Committees

Our Board has five regularly standing committees: Audit; Compensation; Nominating and Corporate Governance; Risk; and Technology. The composition and responsibilities of each committee are described below. Each of our committees: (i) operates pursuant to a written charter (available on our website at www.howardhughes.com under the “Investors” tab); (ii) reviews its charter annually; and (iii) evaluates its performance annually. Members will serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

Our Audit Committee consists of Mr. Shepsman, Ms. Kaplan, Mr. Model, and Mr. Williams, with Mr. Shepsman serving as chairman. All members of the Audit Committee are independent directors. Each member of the Audit Committee is considered financially literate, as defined by the NYSE, and is an independent director in accordance with applicable regulations of the SEC and NYSE. The Board has determined that Mr. Shepsman (former managing partner of Kenneth Leventhal and Company and of Ernst & Young’s Real Estate Practice) and Mr. Williams (former CFO for the District of Columbia, former CFO for the U.S. Department of Agriculture, and former Deputy State Comptroller of Connecticut) are each an “audit committee financial expert” for purposes of SEC rules; in addition, we believe that each other member of the Audit Committee has the necessary experience and expertise to qualify as such.

Key responsibilities of our Audit Committee include:

●	Pre-approving auditing services, internal control-related services and permitted non-audit services to be performed for the Company by the independent registered public accounting firm
●	Reviewing and discussing with management and the independent registered public accounting firm financial statement and disclosure matters
●	Reviewing the findings and recommendations of the Company’s independent registered public accounting firm and management’s response to the recommendations of that firm
●	Reviewing and discussing with management and the independent registered public accounting firm the Company’s significant financial and accounting risk exposure
●	Overseeing the internal audit function

●	Overseeing compliance with applicable legal and regulatory requirements as it relates to financial reporting
●	Establishing “whistleblower” procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters
●	Providing regular reports to the Board regarding the above responsibilities

Compensation Committee

Our Compensation Committee consists of Mr. Flatto, Ms. Tighe, Mr. Sellers, and Mr. Hakim, with Mr. Flatto serving as chairman. All members of the Compensation Committee are independent directors.

Key responsibilities of our Compensation Committee include:

●	Evaluating the performance of and determining the compensation for the Company’s executive officers, including its Chief Executive Officer
●	Reviewing, approving and recommending to the Board the Company’s annual and long-term incentive plans and programs
●	Reviewing and approving employment and other contracts relating to compensation of the Company’s executive officers
●	Reviewing director compensation policies, objectives and programs and approving the form and amount of director compensation
●	Reviewing with management and approving the Compensation Discussion and Analysis to be included in the Company’s proxy statement
●	Providing regular reports to the Board regarding the above responsibilities

Risk Committee

Our Risk Committee consists of Mr. Model, Ms. Kaplan, Mr. Sellers, Mr. Eun, and Mr. Shepsman, with Mr. Model serving as chairman. All members of the Risk Committee are independent directors.

Key responsibilities of our Risk Committee include:

●	Assisting the full Board in the assessment and evaluation of critical risks
●	Approving the Company’s enterprise-wide, risk management framework
●	Reviewing policies and procedures established and implemented by management to understand general enterprise and related business risk inherent in the Company’s business
●	Providing strategic consultation and input to management to assist management in evaluating policies and practices that provide the framework to ensure operational efficiency and necessary controls for operational and other risks
●	Identifying which risks should be elevated to the full Board for assessment
●	Annually reviewing and approving a matrix prepared by management showing top (~20) risks affecting the Company and overseeing the delegation of such risks to Board Committees
●	Meeting quarterly with management to discuss certain business opportunities and help determine whether additional resources should be allocated for development and subsequent presentation to the full Board
●	Oversight of environmental and social issues and risks
●	Providing regular reports to the Board regarding the above responsibilities

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Ms. Kaplan, Mr. Flatto, Ms. Tighe, and Mr. Williams, with Ms. Kaplan serving as chairperson. All members of the Nominating and Corporate Governance Committee are independent directors.

Key responsibilities of our Nominating and Corporate Governance Committee include:

●	Developing and recommending corporate governance guidelines applicable to the Board and the Company’s employees
●	Developing criteria and qualifications for directors to be used in identifying, reviewing and selecting director candidates

●	Identifying and recommending knowledgeable, skilled, and diverse director candidates, including the annual slate of director nominees
●	Reviewing relationships between directors, the Company and members of management and recommending to the Board whether directors are independent
●	Evaluating potential successors to the chairman of the Board and each Board committee
●	Recommending committee composition and assignments
●	Evaluating the performance of the Board, its committees, and directors
●	Providing regular reports to the Board regarding the above responsibilities.

Technology Committee

Our Technology Committee consists of Mr. Eun, Ms. Hamilton, Mr. Shepsman, and Mr. Williams, with Mr. Eun serving as chairman. All members of the Technology Committee are independent directors.

Key responsibilities of our Technology Committee include:

●	Reviewing and recommending technology strategies and understanding management’s infrastructure to ensure alignment with the Company’s business strategy and objectives
●	Reviewing and recommending artificial intelligence strategies and understanding management’s infrastructure to ensure alignment with the Company’s business strategy and objectives
●	Reviewing management’s cybersecurity posture, including hardware, software, staffing, and outsourced relationships
●	Understanding management’s processes and controls to comply with all existing data privacy laws and regulations
●	Providing strategic advice regarding emerging risks that impact the Company’s future strategy or current operations
●	Advising on strategic investments in technology and providing guidance on fostering a culture of innovation within the Company, including with respect to artificial intelligence and other emerging technologies
●	Making recommendations to the full Board for approval of technology investments and cybersecurity measures when necessary
●	Providing regular reports to the Board regarding the above responsibilities

Qualifications for Director Nominees

The Nominating and Corporate Governance Committee (“N&CG”) seeks skilled, experienced, and knowledgeable candidates with relevant and diverse backgrounds. The Nominating and Corporate Governance Committee considers a number of factors in its evaluation of director candidates, including their specific experience, qualifications, attributes, and skills in light of the Company’s business and structure. The Nominating and Corporate Governance Committee is responsible for recommending the nomination of those incumbent directors it deems appropriate for reelection to the Board and, if applicable, recommending the reappointment to any committees of the Board on which such director serves. The Nominating and Corporate Governance Committee is also responsible for evaluating potential successors to the chairman of the Board and each Board committee.

While the Nominating and Corporate Governance Committee has not established specific criteria relating to a candidate’s age, education, experience level or skills, qualified candidates are expected to have strong business expertise and, in particular, experiences and expertise with regard to one or more of the following: real estate development and management, marketing, capital markets, financial expertise and reporting, risk management, operations, social and corporate governance, and/or technology. Under the Committee’s Charter and our Diversity Policy, the Nominating and Corporate Governance Committee also considers diversity, the independence of the nominee, availability for service to the Company (including any potential conflicts of interest), age of the incumbent directors on the Board, and the Board’s anticipated needs with regard to director expertise. The Nominating and Corporate Governance Committee strongly believes that diversity of background, skills, and experience is critical to the long-term success of the Company and recognizes the importance of maintaining a Board with a broad scope of backgrounds that will expand the views and experiences available to the Board in its deliberations. Accordingly, the Nominating and Corporate Governance Committee is committed to considering diverse candidates with diverse backgrounds for the Board, including with respect to gender, ethnicity and national origin, in all director candidate searches. As such, the Nominating and Corporate Governance Committee strives to identify and interview such individual candidates in its evaluation of director candidates. We believe that our Nominating and Corporate Governance Committee has been successful in these efforts, with the four newest members of our Board (Ms. Kaplan, Mr. Williams, Mr. Eun, and Ms. Hamilton) each being gender or racially/ethnically diverse.

Director Candidate Recommendations by Stockholders

The Nominating and Corporate Governance Committee will consider recommendations of potential candidates from stockholders based on the same criteria as a candidate identified by the Nominating and Corporate Governance Committee. To recommend a candidate, a stockholder must provide notice to the Company. The notice must include the following:

●	monetary agreements, arrangements and understandings during the past three years as to each person being recommended, all information relating to such person that would be required to be disclosed in a proxy statement, or other filings required to be made in connection with solicitations of proxies for election of directors in contested elections;
●	such person’s written consent to being named in a proxy statement for the Company’s next annual meeting of stockholders as a nominee and to serving as a director if elected;
●	a description of all direct and indirect compensation between the Company and other material monetary agreements, arrangements and understandings during the past three years, and any other material relationships between or among such stockholder and, if applicable, the beneficial owner of the shares held by such stockholder; and
●	any other information required by the Company’s amended and restated bylaws.

To be timely, the notice (including a notice recommending a director candidate) must be delivered to the above address no earlier than the close of business 120 days nor later than the close of business 90 days prior to the first anniversary date of the preceding year’s annual meeting. The notice must describe the stockholder proposal in reasonable detail and provide certain other information required by the Company’s amended and restated bylaws.

In addition to the notice and informational requirements contained in our bylaws, to comply with the universal proxy rules, stockholders who intend to solicit proxies in support of director nominees other than the company’s nominees for the annual meeting of stockholders must provide notice that sets forth the information required by Rule 14a-19 under the Exchange Act no later than 60 calendar days before the anniversary of the prior year’s annual stockholders meeting. If the date of an annual stockholders meeting changes by more than 30 calendar days from the date of the prior year’s annual meeting of stockholders, such notice must instead be provided by the later of 60 calendar days prior to the date of the annual meeting or the 10th calendar day following public announcement by the Company of the date of such Annual Meeting.

Communications with the Board of Directors

Any stockholder or other interested party may communicate with the Board, any Board committee, the non- management directors or any individual director. All written communications must identify the recipient and the author and be sent by certified mail to the Company’s principal executive offices at: Howard Hughes Holdings Inc., 9950 Woodloch Forest Drive, Suite 1100 The Woodlands, Texas 77380 Attention: Corporate Secretary. The Corporate Secretary will act as agent for the directors in facilitating these communications.

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors and a code of business conduct and ethics applicable to the Company’s officers and other employees, each of which can be found on the Company’s website at investor.howardhughes.com/documents. The purpose of these codes is to, among other things, affirm the Company’s commitment to the highest standards of business conduct and ethics, integrity and attendant compliance reporting in accordance with all applicable laws. The codes set forth a common set of values and standards to which all the Company’s directors, officers and employees are expected to adhere. The Company will post information regarding any amendment to, or waiver from, its codes of business conduct and ethics on its website under the “Investors” tab as required by applicable law.

Insider Trading Policy

The Company has insider trading policies and procedures that govern the buying and selling of securities of the Company and its subsidiaries by directors, officers, and employees, and related persons, as well as by the Company itself. A copy of our Insider Trading Policy was filed with the Company’s FY2024 Annual Report on Form 10-K as Exhibit 19.1.

Equity Grant Practices

Generally, equity grants to executives and other employees have been approved at regularly scheduled Compensation Committee meetings, except for special situations such as new hire grants. Since we became a standalone public company in 2010 in connection with our spinoff from GGP, our annual grants to executives and employees (including in fiscal 2024) have been reviewed by the Compensation Committee at its first regularly scheduled meeting during the applicable year. The regular Compensation Committee meeting schedule is typically set at least a year in advance, with meetings to approve annual equity grants to executives and employees held in late-January or early-February. The annual grants are typically approved by the Committee at its first annual meeting; however, the Compensation Committee may further evaluate proposed grant amounts and/or terms prior to approving via written consent or at a reconvened meeting held in February. Additionally, specific grants may be made at other Committee meetings to recognize an employee’s promotion, change in responsibility or specific achievement, or to achieve other key compensation objectives, such as retention. We do not time material non-public information (“MNPI”) disclosure for purposes of affecting the value of executive compensation. We do not take MNPI into account when determining the timing and terms of awards. At the time equity grant decisions are made, the Compensation Committee may be aware of the earnings results, but it does not adjust the size or the mix of grants to reflect possible market reaction.

In addition, restricted stock grants do not accrue or pay dividends or dividend equivalents prior to vesting.

Delinquent Section 16(a) Reports

Compliance with Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of its equity securities, to file reports of ownership and changes in ownership with the SEC. These reporting persons are required by SEC rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended 2024, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were in compliance with Section 16(a), except for: (i) two Form 4s covering two transactions filed late by Anthony Williams (Director); and (ii) one Form 4, covering one transaction, filed late by each of David O’Reilly (CEO and Director) and Jay L. Cross (President).

Item 11. Executive Compensation

Our named executive officers for 2024 are:

●	David O’Reilly, Chief Executive Officer;
●	L. Jay Cross, President;
●	Carlos Olea, Chief Financial Officer;
●	Joseph Valane, General Counsel and Secretary;
●	Doug Johnstone, President, Hawaii Region; and
●	Anton Nikodemus, former Chief Executive Officer, Seaport Entertainment (to July 31, 2024).

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus(1)	Awards(2)	Awards	Compensation(3)	earnings	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David O’Reilly	2024	1,000,000	—	2,520,031	—	2,100,000	—	104,846	5,724,877
Chief Executive Officer	2023	750,000	—	2,321,025	—	1,725,000	—	170,971	4,966,996
	2022	750,000	—	—	—	1,800,000	—	15,250	2,565,250
L. Jay Cross	2024	750,000	—	1,752,980	—	2,086,500	—	150,039	4,739,520
President	2023	750,000	—	1,856,755	—	2,242,500	—	319,684	5,168,939
	2022	750,000	—	—	—	2,340,000	—	15,250	3,105,250
Carlos A. Olea	2024	550,000	—	925,188	—	990,000	—	29,948	2,495,136
Chief Financial Officer	2023	500,000	—	979,935	—	900,000	—	35,781	2,415,716
	2022	—	—	313,309	—	900,000	—	15,250	1,723,578
Joseph Valane	2024	394,231	400,000	499,981	—	600,000	—	23,116	1,917,328
General Counsel & Secretary	2023	—	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—	—
Doug Johnstone	2024	550,000	600,000	482,995	—	—	—	31,710	1,664,705
President, Hawaii Region	2023	—	—	—	—	—	—	—	—
	2022	—	—	—	—	—	—	—	—
Anton Nikodemus	2024	721,154	—	—	—	1,000,000	40,702	309,701	2,071,557
CEO, Seaport Entertainment*	2023	4,808	—	4,200,020	—	—	—	—	2,404,828
	2022	—	—	—	—	—	—	—	—

*      Mr. Nikodemus served as CEO of Seaport Entertainment prior to the spinoff of SEG. Mr. Nikodemus ceased to be an employee of the Company upon completion of the spinoff.

(1)	The amount reported in the “Bonus” column consists of (1) the initial signing bonus that was awarded to Mr. Valane under his employment agreement; and (2) the discretionary annual cash bonus paid to Mr. Johnstone for his 2024 performance.
(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of stock awards in the form of restricted stock (time-based vesting and performance-based vesting) granted in the years shown, computed in accordance with

Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC Topic 718”). Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. If the maximum level of performance of 200% of target number of shares granted was achieved with respect to the performance-based restricted stock granted in 2024 to Messrs. O’Reilly, Cross, Olea, and Johnstone, the grant date values would be, respectively, $2,452,486, $1,705,995, $900,390, and $490,930. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2024, for further information regarding equity awards, including the assumptions made in determining these values. Additional information on all outstanding stock awards is reflected in the 2024 Outstanding Equity Awards at Fiscal Year-End table below.
(3)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the amounts paid to certain of the NEOs under our annual incentive compensation plan for performance in the listed fiscal year.
(4)	For Mr. O’Reilly, the amounts reported in the “All Other Compensation” column for 2024 consists of (i) (a) $15,191 contributed by the Company to the Company’s executive long term disability plan and (b) $19,426 tax gross-up payment by the Company for the same; (ii) $51,911 for personal use of Company-leased aircraft; (iii) $360 for executive medical flight program costs; (iv) $17,250 contributed by the Company to the Company’s 401(k) plan; (v) $552 for group term life insurance; and (vi) $157 for country club fees paid by the Company. For Mr. Cross, the amounts reported in the “All Other Compensation” column for 2024 consists of (i) (a) $29,830 contributed by the Company to the Company’s executive long term disability plan and (b) $24,561 tax gross-up payment by the Company for the same; (ii) $76,668 for personal use of Company-leased aircraft; (iii) $15,827 contributed by the Company to the Company’s 401(k) plan; (iv) $360 for executive medical flight program costs; and (v) $2,793 for group term life insurance. For Mr. Olea, the amounts reported in the “All Other Compensation” column for 2024 consists of (i) (a) $7,485 contributed by the Company to the Company’s executive long term disability plan and (b) $5,090 tax gross-up payment by the Company for the same; (ii) $360 for group term life insurance; (iii) $16,654 contributed by the Company to the Company’s 401(k) plan; and $360 for executive medical flight program costs. For Joseph Valane, the amounts reported in the “All Other Compensation” column for 2024 consist of (i) (a) $3,098 contributed by the Company to the Company’s executive long term disability plan; (b) $13,999 relocation benefit and (c) $5,610 tax gross-up payment by the Company for the same; (ii) $260 for executive medical flight program costs, and (iii) $150 for group term life insurance. For Mr. Johnstone, the 2024 amount reported in the “All Other Compensation” column consists of (i) (a) $6,058 contributed by the Company to the Company’s executive long term disability plan and (b) $2,802 tax gross-up payment by the Company for the same; (ii) $5,000 for charitable matching contributions; (iii) $240 for group term life insurance; (iv) $360 for executive medical flight program costs; and (v) $17,250 contributed by the Company to the Company’s 401(k) plan. For Mr. Nikodemus, the amounts reported in the “All Other Compensation” column for 2024 consist of (i) (a) $200,000 relocation benefit paid to Mr. Nikodemus under his employment agreement and (b) $108,423 tax gross-up payment by the Company for the same; and (ii) $670 for group term life insurance; (iii) $349 for accrued and unused paid time off; and (iv) $260 executive medical flight program costs The amounts for personal use of Company-leased aircraft consists of payments made to the applicable airplane charter company for flights to the extent attributable to such personal use. Occasionally a spouse or other guest may accompany executive officers on corporate aircraft when the aircraft is already scheduled for business purposes and can accommodate additional passengers. In those cases, there is no aggregate incremental cost to the Company and, as a result, no amount is reflected in the table for such instances.

Outstanding Equity Awards at 2024 Fiscal Year End

The following table provides information on the outstanding equity awards held by the NEOs at December 31, 2024.*

	Option Awards					Stock Awards
										Equity
										Incentive
									Equity	Plan Awards:
									Incentive	Market or
									Plan Awards:	Payout
								Market	Number of	Value of
						Number		Value of	Unearned	Unearned
	Number of	Number of				of Shares		Shares or	Shares,	Shares,
	Securities	Securities				or Units		Units of	Units	Units
	Underlying	Underlying				of Stock		Stock	or Other	or Other
	Unexercised	Unexercised		Option		That		That Have	Rights That	Rights That
	Options	Options		Exercise	Option	Have Not		Not	Have Not	Have Not
	Exercisable	Unexercisable		Price	Expiration	Vested(1)		Vested**	Vested(2)	Vested**
Name	(#)	(#)		($)	Date	(#)		($)	(#)	($)
David O’Reilly
02/05/2024	—	—		—	—	—		—	38,020	2,924,498
02/05/2024	—	—		—	—	19,010	(8)	1,462,249	—	—
03/23/2023	—	—		—	—	—		—	28,124	2,163,298
02/02/2023	—	—		—	—	4,826	(3)	371,216	—	—
02/08/2021	—	—		—	—	1,792	(5)	137,841	—	—
11/30/2020	—	—		—	—	2,619	(6)	201,453	—	—
11/30/2020	—	19,358	(4)	64.45	11/30/2030	—		—	—	—
L. Jay Cross
02/05/2024	—	—		—	—	—		—	26,446	2,034,226
02/05/2024	—	—		—	—	13,223	(8)	1,017,113	—	—
03/23/2023	—	—		—	—	—		—	22,498	1,730,546
02/02/2023	—	—		—	—	3,861	(3)	296,988	—	—
12/01/2020	—	—		—	—	2,095	(7)	161,147	—	—
12/01/2020	—	15,487	(4)	66.25	12/01/2030	—		—	—	—
Carlos A. Olea
02/05/2024	—	—		—	—	—		—	13,958	1,073,649
02/05/2024	—	—		—	—	6,979	(8)	536,825	—	—
03/23/2023	—	—		—	—	—		—	11,874	913,348
02/02/2023	—	—		—	—	2,038	(3)	156,763	—	—
02/08/2021	—	—		—	—	179	(5)	13,769	—	—
Joseph Valane
04/01/2024	—	—		—	—	7,945		611,129	—	—
Douglas Johnstone
01/30/2024	—	—		—	—	3,268		251,375	—	—
01/30/2024	—	—		—	—	—		—	6,536	502,749
03/23/2023	—	—		—	—	—		—	3,841	295,450
02/02/2023	—	—		—	—	660		50,767	—	—
02/08/2021	—	—		—	—	179		13,769	—	—
*

On July 31, 2024, Howard Hughes Holdings Inc. completed the separation (the “Separation”) of Seaport Entertainment Group Inc. (“Seaport Entertainment” or “”SEG”) from the Company. In connection with the Separation: (i) each time-based restricted stock award that was outstanding and held by a continuing HHH employee or non-employee director as of immediately prior to the effective time of the Spinoff was adjusted into a post-distribution time-based restricted stock award that covered a number of post-distribution shares of HHH common stock equal to the product obtained by multiplying (x) the number of shares of HHH common stock covered by the applicable award immediately prior to the effective time, by (y) the HHH Ratio (as defined in the Employee Matters Agreement, dated July 31, 2024, between HHH and Seaport Entertainment), rounded down to the nearest whole share; (ii) each performance-based restricted stock award with vesting based on achievement of absolute or relative HHH total shareholder return was converted into a time-based restricted stock award covering a number of shares of HHH common stock, based on actual achievement of the performance metrics applicable to the award as of the distribution date, and will continue to be subject to the original vesting period based on the holder’s continued service with HHH; and (iii) each performance-based restricted stock award with vesting based on achievement of HHH NAV per share or adjusted NAV that was held by an HHH employee was converted into an award covering shares of HHH common stock and will continue to be subject to the same terms and conditions following the effective time as applied to such award prior to the effective time of the Separation, subject to adjustment of the applicable performance goals and/or performance calculation methodology in order to reflect the Separation ((i), (ii), and (iii), collectively, the “Spinoff Award Adjustments”). The amounts set forth on the table above and, unless the context otherwise indicates, elsewhere in this filing, reflect the Spinoff Award Adjustments.

**

Pursuant to SEC rules, market value in these columns was determined by multiplying the number of shares of stock by $76.92, the closing price of our     common stock on December 31, 2024, the last trading day of the year.

(1)	This column reflects outstanding grants of restricted stock (time-based vesting).
(2)	In the case of performance-based awards granted in 2023 and 2024, this column reflects the total amount of restricted stock (performance-based vesting) that vest at the levels of 166% and 200%, respectively, based upon achieving the threshold adjusted net asset value growth over a three-year period. See Footnote 3 of the 2024 Grants of Plan-Based Awards table for additional information regarding the vesting of performance-based restricted stock.
(3)	These shares vest in three approximately equal installments. One-third (1/3) vested on February 2, 2024, one-third (1/3) vested on December 31, 2024, and one-third (1/3) will vest on and December 31, 2025.
(4)	These stock options cliff vest five years from the date of grant.
(5)	These shares vest in five equal installments. Twenty percent (20%) vested on each of February 8, 2022, December 31, 2022, December 31, 2023, and December 31, 2024, and 20% will vest on December 31, 2025.
(6)	These shares of restricted stock vest in five equal installments. Twenty percent (20%) vested on each of November 30, 2021, November 30, 2022, November 30, 2023, and November 30, 2024, and 20% will vest on November 30, 2025.
(7)	These shares of restricted stock vest in five equal installments. Twenty percent (20%) vested on each of December 1, 2021, December 1, 2022, December 1, 2023, and December 1, 2024, and 20% will vest on December 1, 2025.
(8)	These shares of common stock vest in three equal installments, with one-third (1/3) of the total number of shares granted vesting on the following dates: February 5, 2024, December 31, 2025, and December 31, 2026.

2024 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding options exercised and stock awards vested during fiscal year 2024 with respect to our NEOs.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized on
	Exercise	on Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
David O’Reilly	—	—	14,634	1,159,190
L. Jay Cross	—	—	9,323	743,955
Carlos Olea	—	—	5,728	443,905
Joseph Valane	—	—	—	—
Douglas Johnstone	—	—	3,252	251,213
Anton Nikodemus	—	—	—	—

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information regarding the contributions and earnings credited to the accounts of the NEOs under the nonqualified deferred compensation plan in 2024 and plan balances as of December 31, 2024. The nonqualified deferred compensation plan was established in 2015. Although the Company has the flexibility to make discretionary contributions to the nonqualified deferred compensation plan, it has not made any such contributions. Each participant’s deferral account in the plan is credited or debited for gains and losses associated with his or her account’s notional (not actual) investment in investment options selected by the participant from a menu established from time to time by the Board (or a committee thereof). Participants are not provided with above-market or preferential earnings on their deferral accounts and are only entitled to receive distributions of their account balances in accordance with their deferral elections in effect from time to time and the terms of the plan.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
	in FY2024	in FY2024	in FY2024	Distributions	FY2024 End
Name	($)	($)	($)	($)	($)
David O’Reilly	—	—	—	—	—
L. Jay Cross	—	—	—	—	—
Carlos Olea	—	—	—	—	—
Joseph Valane	—	—	—	—	—
Douglas Johnstone	—	—	—	—	—
Anton Nikodemus	500,000	—	40,702	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table reflects the estimated compensation and other benefits payable to each NEO (other than Mr. Nikodemus) upon termination of employment, including in connection with a “change in control” of the Company. Mr. Nikodemus ceased to be an employee of the Company upon completion of the Spinoff of Seaport Entertainment on July 31, 2024. All outstanding HHH equity-based incentive awards held by Mr. Nikodemus were converted into restricted stock awards covering shares of Seaport Entertainment common stock. No other consideration was paid to Mr. Nikodemus in connection with the Spinoff.

The amounts shown in the table assume that the triggering event was effective as of December 31, 2024 and that the price of our common stock on which certain of the calculations are based was the closing price of $76.94 per share on December 31, 2024, the last trading day of the year. These amounts are estimates of the incremental amounts and benefits that would be payable to each NEO upon each triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any. The table does not include amounts that would be payable to Messrs. O’Reilly, Cross, Olea, and Valane under each of their employment agreements in the event of termination due to the Company’s non-renewal of such employment agreements after the expiration of the initial term because none of the employment agreements had expired as of December 31, 2024. For additional information, see “Employment Agreements and Arrangements with the NEOs.”

					Termination Without
					Cause or for
	Termination Without				Good Reason
	Cause or for		Death or		in connection with
	Good Reason		Disability		Change in Control(6)
Name and Benefit	($)		($)		($)
David O’Reilly
Cash Severance	4,500,000	(1)	1,750,000	(2)	7,250,000	(3)
Equity Awards	5,181,252	(4)	5,181,252	(4)	5,181,252	(4)
Total estimated value	9,681,252		6,931,252		12,431,252
L. Jay Cross
Cash Severance	4,650,000	(1)	1,950,000	(2)	7,350,000	(3)
Equity Awards	3,701,334	(4)	3,374,588	(5)	3,701,334	(4)
Total estimated value	8,351,334		5,324,588		11,051,334
Carlos Olea
Cash Severance	2,200,000	(1)	825,000	(2)	3,575,000	(3)
Equity Awards	1,794,856	(4)	1,794,856	(4)	1,794,856	(4)
Total estimated value	3,994,856		2,619,856		5,369,856
Joseph Valane
Cash Severance	1,500,000	(1)	500,000	(2)	2,500,000	(3)
Equity Awards	611,288	(4)	611,288	(4)	611,288	(4)
Total estimated value	2,111,288		1,111,288		3,111,288
Douglas Johnstone
Cash Severance(5)	550,000		—		550,000
Equity Awards	315,910	(4)	745,278	(4)	315,910	(4)
Total estimated value	865,910		745,278		865,910
(1)	Amount represents cash severance outside of a change in control as described under above under “Employment Agreements and Arrangements with The NEOs,” including (i) a cash payment equal to the sum of base salary and target bonus, and (ii) a prorated target bonus for the year of termination.
(2)	Amount represents a prorated target bonus for the year of termination.
(3)	Amount represents cash severance in connection with a change in control as described above under “Employment Agreements and Arrangements with The NEOs,” including (i) a cash payment equal to two times the sum of base salary and target bonus, and (ii) a prorated target bonus for the year of termination.

(4)	Amount represents accelerated vesting of time-based equity awards, and the value of performance-based equity awards eligible to vest (assuming performance at the “target” level). Acceleration of stock options is shown using their intrinsic (or “spread”) value, if any.
(5)	The amounts in this row represent cash severance payable to Mr. Johnstone in connection with an involuntary termination by the Company pursuant to the Separation Benefits Plan.
(6)	For Messrs. O’Reilly, Cross, Olea, and Valane, each of their employment agreements provides that if the NEO becomes entitled to receive or if he receives any payments and benefits that would become subject to the excise tax under Section 4999 of the IRC (the “golden parachute” excise tax applicable in certain circumstances upon a change in control of the Company), the payments and benefits will be reduced such that the excise tax does not apply, unless he would be better off on an after-tax basis receiving all of the payments and benefits. For Mr. Johnstone, the Separation Benefits Plan provides that if any of the payments or benefits provided or to be provided by the Company to Mr. Johnstone pursuant to the Separation Benefits Plan or otherwise would be subject to the excise tax imposed under Section 4999 of the IRC the separation benefit will be reduced to the minimum extent necessary to ensure that no portion of the separation benefit is subject to the excise tax. The figures in the table above disregard the potential impact of any potential reductions in connection with these provisions.

PAY RATIO DISCLOSURE

We determined that the 2024 annual total compensation of the median of all our employees who were employed as of December 31, 2024 (other than the CEO) was $135,084. Mr. O’Reilly’s annual total compensation for 2024 was $5,274,877. Based on this information, for 2024, the ratio of the compensation of our CEO to the median annual total compensation of all other employees was approximately 42 to 1.

To identify the median compensated employee, we used Box 5, W-2 data for all individuals employed as of December 31, 2024, annualizing this data for those employees who joined the Company in 2024.

We believe our pay ratio presented above is a reasonable estimate. Because SEC rules for identifying the median employee and calculating the pay ratio allow companies to use different methodologies, exemptions, estimates and assumptions, our pay ratio may not be comparable to the pay ratio reported by other companies.

Grants of Plan-Based Awards

The following table provides information regarding the plan-based awards granted to the NEOs (other than Mr. Nikodemus) in 2024. The table includes equity awards granted by HHH prior to the spinoff of Seaport Entertainment (the “Spinoff”). The amounts reflected in the table for equity awards relate to awards granted by HHH prior to the Spinoff and do not give effect to adjustments made to the number of shares subject to (and in the case of stock options, the exercise price of) each award in connection with the Spinoff. Such adjustments were made in a manner intended to preserve the aggregate value of each award prior to the Spinoff. See footnotes 3 and 4 below, and Spinoff of Seaport Entertainment; Treatment of Equity Awards and – Outstanding Awards at Fiscal Year-End for additional information. The grant date fair value represents the value on the “Grant Date” indicated in the table below, which in each case occurred prior to the Spinoff.

									All
									Other	Grant
									Stock	Date
									Awards:	Fair
			Estimated Possible Payouts			Estimated Future Payouts			Number	Value of
			Under Non-Equity Incentive			Under Equity Incentive			of Shares	Stock
			Plan Awards(2)			Plan Awards(3)			of Stock	Awards and
	Type of		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Option Awards
Name	Award(1)	Grant Date	($)	($)	($)	(#)	(#)	($)	(#)(4)	($)(5)
David O’Reilly
	AICA	—	1,400,000	1,750,000	2,100,000	—	—	—	—	—
	PBRS	02/05/2024	—	—	—	—	16,844	33,688	—	1,226,243
	TBRS	02/05/2024	—	—	—	—	—	—	16,844	1,293,788
L. Jay Cross
	AICA	—	1,560,000	1,950,000	2,340,000	—	—	—	—	—
	PBRS	02/05/2024	—	—	—	—	11,717	23,434	—	852,998
	TBRS	02/05/2024	—	—	—	—	—	—	11,717	899,983
Carlos A. Olea
	AICA	—	660,000	825,000	990,000	—	—	—	—	—
	PBRS	02/05/2024	—	—	—	—	6,184	12,368	—	450,195
	TBRS	02/05/2024	—	—	—	—	—	—	6,184	474,993
Joseph Valane
	AICA	—	400,000	500,000	600,000	—	—	—	—	—
	PBRS	—	—	—	—	—	—	—	—	—
	TBRS	04/01/2024	—	—	—	—	—	—	7,040	499,981
Doug Johnstone
	AICA	—	—	550,000	—	—	—	—	—	—
	PBRS	01/30/2024	—	—	—	—	2,896	5,792	—	245,465
	TBRS	01/30/2024	—	—	—	—	—	—	2,896	237,530
Anton Nikodemus
	AICA	—	—	1,000,000	—	—	—	—	—	—
	PBRS	—	—	—	—	—	—	—	—	—
	TBRS	—	—	—	—	—	—	—	—	—
(1)	Type of Award:

AICA   Annual Incentive Compensation (Cash) Award

PBRS   Performance-Based Restricted Stock Award

TBRS   Time-Based Restricted Stock Award

(2)	These columns represent the annual incentive compensation awards that could have been earned by the NEOs based on performance for the 2024 fiscal year. The amounts shown reflect the awards that as applicable were possible at their respective threshold, target and maximum levels of performance. The annual incentive award amounts actually paid to each NEO are reported in the “Non-Equity Incentive Plan Compensation” column (or, for Mr. Johnstone, the “Bonus” column) of the Summary Compensation Table. For more information regarding the annual incentive compensation program, see “Compensation Discussion and Analysis – Annual Incentive Compensation.”
(3)	The awards represent the performance-based restricted stock awards granted in 2024 that may vest based on the Company’s NAV growth over a three-year period. The vesting schedule for each award has a specified threshold performance level such that performance below threshold results in no shares vesting. If at least the threshold performance goal is attained, the number of shares that will vest ranges from 100% to 200% of the target number of shares granted. For additional information regarding the vesting of the performance-based restricted stock, see “Compensation Discussion and Analysis – Long-Term Equity Incentives.” In connection with the Spinoff, in accordance with the Employee Matters Agreement, the number of shares subject to each performance-based restricted stock award was adjusted as follows: (i) Mr. O’Reilly’s February 2024 award of 16,844 shares was adjusted to 19,010 shares; (ii) Mr. Cross’s February 2024 award of 11,717 shares was adjusted to 13,223 shares; (iii) Mr. Olea’s February 2024 award of 6,184 shares was adjusted to 6,979 shares; and (iv) Mr. Johnstone’s January 2024 Award of 2,896 shares was adjusted to 3,268 shares.
(4)	The awards represent the time-based restricted stock awards granted in 2024, which vest in equal annual installments over a three-year period. For additional information regarding the vesting of the time-based restricted stock, see “Compensation Discussion and Analysis – Long-Term Equity Incentives.” In connection with the Spinoff, in accordance with the Employee Matters Agreement, the number of shares subject to each time-based restricted stock award was adjusted as follows: (i) Mr. O’Reilly’s February 2024 award of 16,884 shares was adjusted to 19,010 shares; (ii) Mr. Cross’s February 2024 award of 11,717 shares was adjusted to 13,223 shares; (iii) Mr. Olea’s February 2024 award of 6,184 shares was adjusted to 6,979 shares; (iv) Mr. Valane’s April 2024 award of 7,040 shares was adjusted to 7,945 shares; and (v) Mr. Johnstone’s January 2024 Award of 2,896 shares was adjusted to 3,268 shares.
(5)	Represents the grant date fair value determined pursuant to ASC Topic 718.

Spinoff of Seaport Entertainment; Treatment of Equity Awards

Each holder of record of HHH common stock received one share of Seaport Entertainment common stock for every nine shares of HHH common stock held at the close of business on the record date for the Spinoff (the “Spinoff Distribution”). In connection with the Spinoff, on July 31, 2024, the Company entered into several agreements with Seaport Entertainment that, among other things, provide a framework for the Company’s relationship with Seaport Entertainment after the Spinoff, which agreements included an Employee Matters Agreement.

Pursuant to the Employee Matters Agreement, HHH equity-based incentive awards that were outstanding immediately prior to the Spinoff Distribution were treated as set forth below in connection with the Spinoff Distribution. The number of shares subject to (and in the case of stock options, the exercise price of) each award was adjusted in a manner intended to preserve the aggregate intrinsic value of each award immediately prior to the Spinoff Distribution.

●	Stock Options: Effective as of immediately prior to the Spinoff Distribution, each outstanding stock option covering shares of HHH common stock was converted into an option covering shares of HHH common stock and an option covering shares of Seaport Entertainment common stock.
●	Time-Based Restricted Stock: Effective as of immediately prior to the Spinoff Distribution, each HHH time-based restricted stock award that was held by an employee or non-employee director of HHH was converted into a restricted stock award covering shares of HHH common stock, and each HHH time-based restricted stock award that was held by an employee of Seaport Entertainment was converted into a restricted stock award covering shares of Seaport Entertainment common stock.
●	Performance-Based Restricted Stock: Effective as of immediately prior to the Spinoff Distribution:
o

Each HHH performance-based restricted stock award which vests based on achievement of absolute or relative HHH total shareholder return was converted into a time-based restricted stock award covering a number of shares of common stock of the holder’s post-distribution employer, based on actual achievement of the performance metrics applicable to the award as of the Distribution Date, and will continue to be subject to the original vesting period based on the holder’s continued service with his or her post-distribution employer.

o

Each HHH performance-based restricted stock award which vests based on achievement of HHH net asset value per share or adjusted NAV that was held by an HHH employee was converted into an award covering shares of HHH common stock and will continue to be subject to the same terms and conditions following the effective time as applied to such award prior to the effective time of the Separation, subject to adjustment of the applicable performance goals and/or performance calculation methodology in order to reflect the Separation. Each performance-based restricted stock award which vests based on achievement of HHH NAV or adjusted NAV that was held by a Seaport Entertainment employee was converted into a time-based restricted stock award covering a number of shares of Seaport Entertainment common stock based on the original number of shares subject to the award at the time of grant and will continue to be subject to the original vesting period following the distribution based on the holder’s continued service with Seaport Entertainment.

Employment Agreements and Arrangements with the NEOs

David O’Reilly

On December 1, 2020, the Company entered into a Second Amended and Restated Employment Agreement with Mr. O’Reilly to serve as the Company’s Chief Executive Officer, which agreement was subsequently amended effective January 1, 2024 and April 1, 2025 (such agreement, as amended, “Mr. O’Reilly’s Employment Agreement”). Mr. O’Reilly’s Employment Agreement has a term expiring on December 31, 2028, subject to earlier termination events described below. Thereafter, Mr. O’Reilly’s Employment Agreement will automatically renew for additional one-year periods, unless either party provides the other party with at least 60 days’ prior written notice that it does not wish to automatically renew the term.

Under Mr. O’Reilly’s Employment Agreement, as most recently amended, Mr. O’Reilly is entitled to an annual base salary of $1,000,000 and, subject to achievement of certain performance goals that will be established annually by the Compensation Committee, eligible to earn an annual cash bonus with a target amount of $1,750,000. (If the Compensation Committee sets a minimum overall goal under the annual incentive program with respect to any performance year, and that minimum overall goal is achieved, the bonus payable would range from a threshold value of 80% of target to a maximum value of 120% of target.) In addition, Mr. O’Reilly’s Employment Agreement provides that he will be awarded an annual equity award (an “Annual LTIP Award”) based upon the Compensation Committee’s evaluation of such performance measures and objectives as may be established by the Compensation Committee from time to time. The Annual LTIP Award is a long-term equity or equity-based incentive award with an aggregate targeted grant value (with respect to the portion of the Annual LTIP Award that is subject to performance metrics, based on the achievement of the applicable performance metrics that cause the award to vest at the level of 100%, and without taking into account the probability of the award vesting at that level on the date of grant) on the date of grant equal to $4,500,000, with the number of shares of the Company’s common stock subject to such annual equity award determined by dividing the aggregate grant value by the closing price per share of the common stock on the date of grant. Fifty percent (50%) of each Annual LTIP Award granted to Mr. O’Reilly provide for pro -rata vesting over three years (or five years in the case of awards granted in fiscal 2021) (an “O’Reilly Time Vesting LTIP Award”) and the other fifty percent (50%) of such award provide for performance-based vesting (an “O’Reilly Performance Vesting LTIP Award”), and in each case are subject to the terms and conditions of our then-current equity incentive plan and the applicable award agreement. All Annual LTIP Awards are subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan (or a successor plan) and any applicable award agreements thereunder.

Initial O’Reilly LTIP Award

In connection with entering into Mr. O’Reilly’s Employment Agreement, on November 30, 2020, the Company awarded Mr. O’Reilly an initial long-term equity incentive award (the “Initial O’Reilly LTIP Award”) with an aggregate targeted grant value of $2,250,000 (based on the closing price of the Company’s common stock on November 30, 2020), consisting of: (i) 11,601 shares of restricted stock, with time-based pro-rata vesting over five years (the “Initial O’Reilly Time-Based LTIP Award”); (ii) 11,601 shares of restricted stock, with performance-based, five-year cliff vesting if certain performance metrics are met (the “Initial O’Reilly Performance-Based LTIP Award”); and (iii) options to purchase 17,965 shares of our common stock, at a strike price of $72.73 per share (the “Initial O’Reilly Option Award”), that become exercisable with respect to 100% of the shares on the fifth anniversary of the grant. The Initial O’Reilly LTIP Award is subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan and the applicable award agreements issued thereunder. For purposes of the accelerated vesting described below, the Initial O’Reilly LTIP Award is treated as an O’Reilly Time Vesting LTIP Award or O’Reilly Performance Vesting LTIP Award, as the case may be. Following the Spinoff and as of December 31, 2024: (a) 2,619 shares from the Initial O’Reilly time-Based LTIP Award remain outstanding; and (b) no shares from the Initial O’Reilly s Performance-Based Award remain outstanding. In addition, the Initial O’Reilly Option Award was adjusted to provide for options to purchase 19,358 shares at a strike price of $64.45 in connection with the Spinoff). For additional information regarding the treatment of outstanding equity awards in connection with the Spinoff, see “Executive Compensation – Spinoff of Seaport Entertainment; Treatment of Equity Awards.”

Severance and Chance of Control Benefits

Termination Without Cause or for Good Reason

If Mr. O’Reilly terminates his employment for “good reason” or is terminated by the Company without “cause” (other than due to non-renewal, death or disability), the Company will pay and provide Mr. O’Reilly, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to the sum of Mr. O’Reilly’s annual base salary and target annual cash bonus; and
(3)	all outstanding and unvested O’Reilly Time Vesting LTIP Awards, if any, will fully vest and all outstanding O’Reilly Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Non-Renewal of Employment Agreement

If Mr. O’Reilly’s employment terminates due to the Company’s non-renewal of Mr. O’Reilly’s Employment Agreement after the expiration of the initial five-year term or any subsequent one-year renewal period, the Company will pay and provide Mr. O’Reilly, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed; and
(2)	all outstanding and unvested O’Reilly Time Vesting LTIP Awards, if any, will fully vest and all outstanding O’Reilly Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Death or Disability

If Mr. O’Reilly’s employment terminates by reason of his death or as a result of disability, the Company will pay and provide Mr. O’Reilly (or his estate), in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed in the calendar year that Mr. O’Reilly was employed; and
(2)	all outstanding and unvested O’Reilly Time Vesting LTIP Awards, if any, will fully vest and all outstanding O’Reilly Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Change in Control Termination

If Mr. O’Reilly terminates his employment for “good reason” or is terminated by the Company without “cause,” in either case, in connection with, or within 24 months following, a Transaction (as defined in the April 2025 Employment Agreement Amendments (as defined below)) or change in control, the Company will pay and provide Mr. O’Reilly, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to two times the sum of Mr. O’Reilly’s annual base salary and the target annual cash bonus; and

(3)	all outstanding and unvested O’Reilly Time Vesting LTIP Awards, if any, will fully and immediately vest and all outstanding O’Reilly Performance Vesting LTIP Awards will vest at the greater of (a) 100% of the number of shares of common stock granted pursuant to each such award and (b) the performance level achieved as of the termination date.

Receipt of the severance payments and benefits set forth above is contingent upon Mr. O’Reilly executing and not revoking a release of claims in favor of the Company.

Mr. O’Reilly is also subject to certain restrictive covenants regarding confidentiality, non-disparagement, non- solicitation, and non-competition. The non-solicitation and non-competition covenants apply during the term of Mr. O’Reilly’s employment and for the 12-month period following his termination for any reason.

L. Jay Cross

On December 1, 2020, the Company entered into an Employment Agreement with Mr. Cross to serve as the Company’s President (such agreement, as subsequently amended effective January 1, 2024 “Mr. Cross’s Employment Agreement”). Mr. Cross’s Employment Agreement has an initial term of five years, expiring on November 30, 2025, subject to earlier termination events described below. Upon the expiration of the initial term of five years, his employment agreement will automatically renew for additional one-year periods, unless either party provides the other party with at least 60 days’ prior written notice that it does not wish to automatically renew the term. As previously announced, on April 2, 2025, the Company and Mr. Cross mutually agreed not to renew Mr. Cross’s Employment Agreement upon the expiration of its current term on December 1, 2025, which shall be treated as a non-renewal by the Company under his employment agreement. At such time, Mr. Cross will cease to be an officer of the Company.

Under Mr. Cross’s Employment Agreement, as most recently amended, Mr. Cross is entitled to an annual base salary of $750,000 and, subject to achievement of certain performance goals that will be established annually by the Compensation Committee, eligible to earn an annual cash bonus with a target amount of $1,950,000. (If the Compensation Committee sets a minimum overall goal under the annual incentive program with respect to any performance year, and that minimum overall goal is achieved, the bonus payable would range from a threshold value of 80% of target to a maximum value of 120% of target.) In addition, Mr. Cross’s Employment Agreement provides that he will be eligible for an Annual LTIP Award based upon the Compensation Committee’s evaluation of such performance measures and objectives as may be established by the Compensation Committee from time to time. The Annual LTIP Award is a long-term equity or equity-based incentive award with an aggregate targeted grant value (with respect to the portion of the Annual LTIP Award that is subject to performance metrics, based on the achievement of the applicable performance metrics that cause the award to vest at the level of 100%, and without taking into account the probability of the award vesting at that level on the date of grant) on the date of grant equal to $2,300,000, with the number of shares of the Company’s common stock subject to such annual equity award determined by dividing the aggregate grant value by the closing price per share of the common stock on the date of grant. Fifty percent (50%) of each Annual LTIP Award granted to Mr. Cross provide for pro-rata vesting over three years (the “Cross Time Vesting LTIP Awards”) and the other fifty percent (50%) of such award provide for performance-based vesting (the “Cross Performance Vesting LTIP Awards”), and in each case are subject to the terms and conditions of our then-current equity incentive plan and the applicable award agreement. All Annual LTIP Awards are subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan (or a successor plan) and any applicable award agreements thereunder.

Initial Cross LTIP Award

In connection with entering into Mr. Cross’s Employment Agreement, on December 1, 2020, the Company awarded Mr. Cross an initial long-term equity incentive award (the “Initial Cross LTIP Award”) with an aggregate targeted grant value of $1,800,000 (based on the closing price of the Company’s common stock on November 30, 2020), consisting of: (i) 9,280 shares of restricted stock, with time-based pro-rata vesting over five years (the “Initial Cross Time-Based LTIP Award”); (ii) 9,280 shares of restricted stock, with performance-based, five-year cliff vesting if certain performance metrics are met (the “Initial Cross Performance-Based LTIP Award”); and (iii) options to purchase 14,372 shares, at a strike price of $74.76 per share (the “Initial Cross Option Award”), that become exercisable with respect to 100% of the shares on the fifth anniversary of the grant. The Initial Cross LTIP Award is subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan and the applicable award agreements issued thereunder. For purposes of the accelerated vesting described below, the Initial Cross LTIP Award is treated as a Cross Time Vesting LTIP Award or Cross Performance Vesting LTIP Award, as the case may be. Following the Spinoff and as of December 31, 2024: (a) 2,095 shares from the Initial Cross Time-Based LTIP Award remain outstanding; and (b) no shares from the Initial Cross Performance-Based Award remain outstanding. In addition, the Initial Cross Option Award was adjusted to provide for options to purchase 15,487 shares at a strike price of $66.25 in connection with the Spinoff). For additional information regarding the treatment of outstanding equity awards in connection with the Spinoff, see “Spinoff of Seaport Entertainment; Treatment of Equity Awards” above.

Severance and Change of Control Benefits

Termination Without Cause or for Good Reason

If Mr. Cross terminates his employment for “good reason” or is terminated by the Company without “cause” (other than due to non-renewal, death or disability), the Company will pay and provide Mr. Cross, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to the sum of Mr. Cross’s annual base salary and target annual cash bonus; and
(3)	all outstanding and unvested Cross Time Vesting LTIP Awards, if any, will fully vest and all outstanding Cross Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Non-Renewal of Employment Agreement

If Mr. Cross’s employment terminates due to the Company’s non-renewal of his employment agreement after the expiration of the initial five-year term or any subsequent one-year renewal period, the Company will pay and provide Mr. Cross, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed; and
(2)	all outstanding and unvested Cross Time Vesting LTIP Awards, if any, will fully vest and all outstanding Cross Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Death or Disability

If Mr. Cross’s employment terminates by reason of his death or as a result of disability, the Company will pay and provide Mr. Cross (or his estate), in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed in the calendar year that Mr. Cross was employed; and
(2)	all outstanding Cross Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics (and, pursuant to applicable award agreement terms, all Cross Time Vesting LTIP Awards granted in 2023 or later will fully vest).

Change in Control Termination

If Mr. Cross terminates his employment for “good reason” or is terminated by the Company without “cause,” in either case, in connection with, or within 12 months following, a change in control of, the Company will pay and provide Mr. Cross, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to two times the sum of Mr. Cross’s annual base salary and the target annual cash bonus; and

(3)	all outstanding and unvested Cross Time Vesting LTIP Awards, if any, will fully and immediately vest and all outstanding Cross Performance Vesting LTIP Awards will vest at the greater of (a) 100% of the number of shares of common stock granted pursuant to each such award and (b) the performance level achieved as of the termination date.

Receipt of the severance payments and benefits set forth above is contingent upon Mr. Cross executing and not revoking a release of claims in favor of the Company.

Mr. Cross is also subject to certain restrictive covenants regarding confidentiality, non-disparagement, non-solicitation and non-competition. The non-solicitation and non-competition covenants apply during the term of Mr. Cross’s employment and for the 12-month period following his termination for any reason.

Carlos Olea

In connection with Mr. Olea’s appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Olea, effective January 12, 2022, which agreement was subsequently amended effective January 1, 2024 and April 1, 2025 (such agreement, as amended, “Mr. Olea’s Employment Agreement”). Mr. Olea’s Employment Agreement has a term expiring on December 31, 2028, unless earlier terminated. Thereafter, the term shall renew automatically for additional periods of one year, unless either party provides notice of non-renewal at least 60 days prior to the automatic renewal.

Under Mr. Olea’s Employment Agreement, as most recently amended, his annual base salary is $550,000, and (subject to achievement of performance goals established by the Compensation Committee) Mr. Olea is eligible to earn an annual cash bonus with a target amount of $825,000. If the Compensation Committee establishes a minimum overall performance goal that Mr. Olea is required to achieve to receive an annual bonus and the minimum goal is achieved, then the annual bonus for such calendar year shall be equal to at least 80% of the target, but no more than 120% of the target bonus. In addition, Mr. Olea is eligible to receive an annual long-term equity award of with an aggregated targeted grant value equal to $1,350,000 worth of restricted stock (50% time-based vesting and 50% performance-based vesting) under the Company’s 2020 Equity Incentive Plan (or a successor plan).

Mr. Olea has agreed to restrictive covenants, including non-solicitation and non-competition covenants, applicable during the term of his employment with the Company and for various periods following his termination of employment for any reason. The non-solicitation and non-competition covenants expire 24 months after Mr. Olea’s termination. In the event Mr. Olea’s employment terminates before the expiration of the employment agreement’s term, he may be entitled to severance payments depending on the circumstances, and the severance may be enhanced if payable in connection with a Transaction (as defined in the April 2025 Employment Agreement Amendments) or change in control of the Company.

Severance and Change of Control Benefits

Termination Without Cause or for Good Reason

If Mr. Olea terminates his employment for “good reason” or is terminated by the Company without “cause” (other than due to non-renewal, death or disability), the Company will pay and provide Mr. Olea, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to the sum of Mr. Olea’s annual base salary and target annual cash bonus; and
(3)	all outstanding and unvested Olea Time Vesting LTIP Awards, if any, will fully vest and all outstanding Olea Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Non-Renewal of Employment Agreement

If Mr. Olea’s employment terminates due to the Company’s non-renewal of his employment agreement after the expiration of the initial term ending on December 31, 2026, or any subsequent one-year renewal period, the Company will pay and provide Mr. Olea, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed; and
(2)	all outstanding and unvested Olea Time Vesting LTIP Awards, if any, will fully vest and all outstanding Olea Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Death or Disability

If Mr. Olea’s employment terminates by reason of his death or as a result of disability, the Company will pay and provide Mr. Olea (or his estate), in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed in the calendar year that Mr. Olea was employed; and
(2)	all outstanding and unvested Olea Time Vesting LTIP Awards, if any, will fully vest and all outstanding Olea Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Change in Control Termination

If Mr. Olea terminates his employment for “good reason” or is terminated by the Company without “cause,” in either case, in connection with, or within 24 months following, a Transaction or change in control of the Company, the Company will pay and provide Mr. Olea, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to two times the sum of Mr. Olea’s annual base salary and the target annual cash bonus; and
(3)	all outstanding and unvested Olea Time Vesting LTIP Awards, if any, will fully and immediately vest and all outstanding Olea Performance Vesting LTIP Awards will vest at the greater of (a) 100% of the number of shares of common stock granted pursuant to each such award and (b) the performance level achieved as of the termination date.

Receipt of the severance payments and benefits set forth above is contingent upon Mr. Olea executing and not revoking a release of claims in favor of the Company.

Mr. Olea is also subject to certain restrictive covenants regarding confidentiality, non-disparagement, non-solicitation and non-competition. The non-solicitation and non-competition covenants apply during the term of Mr. Olea’s employment and for the 12-month period following his termination for any reason.

Joseph Valane

In connection with Mr. Valane’s appointment as General Counsel and Secretary, the Company entered into an employment agreement with Mr. Valane, dated December 29, 2023, and effective March 18, 2024, which agreement was subsequently amended effective April 1, 2025 (such agreement, as amended, “Mr. Valane’s Employment Agreement”). The initial term of Mr. Valane’s Employment Agreement expires on December 31, 2028, unless earlier terminated. Thereafter, the term shall renew automatically for additional periods of one year, unless either party provides notice of non-renewal at least 60 days prior to the automatic renewal. Under Mr. Valane’s Employment

Agreement, his annual base salary is $500,000, and he is eligible to earn an annual cash bonus in the targeted amount of $500,000 based upon the achievement of performance goals established by the Compensation Committee. If the Compensation Committee establishes a minimum overall performance goal that Mr. Valane is required to achieve to receive an annual bonus and the minimum goal is achieved, then the annual bonus for such calendar year shall be equal to at least 80% of the target, but no more than 120% of the target bonus. Mr. Valane is eligible to receive an annual long-term equity award of with an aggregated targeted grant value equal to $750,000 worth of restricted stock (50% time-based vesting and 50% performance-based vesting) under the Company’s 2020 Equity Incentive Plan (or a successor plan). In connection with entering into Mr. Valane’s Employment Agreement, Mr. Valane also received an initial cash bonus in the amount of $400,000.

Mr. Valane has agreed to restrictive covenants, including non-solicitation and non-competition covenants, applicable during the term of his employment with the Company and for various periods following his termination of employment for any reason. The non-solicitation and non-competition covenants expire 12 months after Mr. Valane’s termination. In the event Mr. Valane’s employment terminates before the expiration of the employment agreement’s term, he may be entitled to severance payments depending on the circumstances, and the severance may be enhanced if payable in connection with a Transaction (as defined in the April 2025 Employment Agreement Amendments) or change in control of the Company.

Initial Valane LTIP Award

On April 1, 2024, the Company awarded Mr. Valane an initial long-term equity incentive award (the “Initial Valane LTIP Award”) with an aggregate targeted grant value of $500,000 (based on the closing price of the Company’s common stock on April 1, 2024), consisting of 7,040 shares of restricted stock, with time-based pro-rata vesting over three years (the “Initial Valane LTIP Award”). The Initial Valane LTIP Award is subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan and the applicable award agreements issued thereunder. The Initial Valane LTIP Award was subsequently adjusted to 7,945 shares in connection with the Spinoff. For additional information regarding the treatment of outstanding equity awards in connection with the Spinoff, see “Executive Compensation – Spinoff of Seaport Entertainment; Treatment of Equity Awards.”

Severance and Change of Control Benefits

Termination Without Cause or for Good Reason

If Mr. Valane terminates his employment for “good reason” or is terminated by the Company without “cause” (other than due to non-renewal, death or disability), the Company will pay and provide Mr. Valane, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to the sum of Mr. Valane’s annual base salary and target annual cash bonus; and
(3)	all outstanding and unvested Valane Time Vesting LTIP Awards, if any, will fully vest and all outstanding Valane Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Non-Renewal of Employment Agreement

If Mr. Valane’s employment terminates due to the Company’s non-renewal of his employment agreement after the expiration of the initial term ending on December 31, 2028, or any subsequent one-year renewal period, the Company will pay and provide Mr. Valane, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed during the applicable calendar year in which he was employed; and
(2)	all outstanding and unvested Valane Time Vesting LTIP Awards, if any, will fully vest and all outstanding Valane Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Death or Disability

If Mr. Valane’s employment terminates by reason of his death or as a result of disability, the Company will pay and provide Mr. Valane (or his estate), in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus, based upon the number of days elapsed in the calendar year that Mr. Valane was employed; and
(2)	all outstanding and unvested Valane Time Vesting LTIP Awards, if any, will fully vest and all outstanding Valane Performance Vesting LTIP Awards will remain outstanding and continue to vest based on the achievement of the performance metrics.

Change in Control Termination

If Mr. Valane terminates his employment for “good reason” or is terminated by the Company without “cause,” in either case, in connection with, or within 24 months following, a Transaction or change in control the Company, the Company will pay and provide Mr. Valane, in addition to his previously accrued benefits and compensation, the following:

(1)	a prorated portion of the target annual cash bonus based upon the number of days elapsed during the applicable calendar year in which he was employed;
(2)	an amount equal to two times the sum of Mr. Valane’s annual base salary and the target annual cash bonus; and
(3)	all outstanding and unvested Valane Time Vesting LTIP Awards, if any, will fully and immediately vest and all outstanding Valane Performance Vesting LTIP Awards will vest at the greater of (a) 100% of the number of shares of common stock granted pursuant to each such award and (b) the performance level achieved as of the termination date.

Receipt of the severance payments and benefits set forth above is contingent upon Mr. Valane executing and not revoking a release of claims in favor of the Company.

Under Mr. Valane’s Employment Agreement, Mr. Valane is also subject to certain restrictive covenants regarding confidentiality, non-disparagement, non-solicitation and non-competition. The non-solicitation and non-competition covenants apply during the term of Mr. Valane’s employment and for the 12-month period following his termination for any reason.

2025 Amendments to NEO Employment Agreements

On April 1, 2025, the Company entered into amendments to the employment agreements of Messrs. O’Reilly, Olea, and Valane (collectively, the “April 2025 Employment Agreement Amendments”). The April 2025 Employment Agreement Amendments modified the respective employment agreements as follows:

●	revised the definition of “Good Reason” in each Executive’s employment agreement such that, among other things, “Good Reason” shall contemplate certain organizational changes, should they occur;
●	added the term “Transaction” to each Executive’s employment agreement, which definition includes any transaction or event (or series of transactions and/or events) that results in any person having beneficial ownership, directly or indirectly, of capital stock representing forty percent (40%) or more of the equity of the Company following such transaction or event, or that otherwise significantly affects the ownership or control of the securities (or all or substantially all of the assets) of the Company and such Transaction does not constitute a Change in Control under the respective Employment Agreement or any other transaction or event that the Board determines constitutes a Transaction within the meaning of the definition (all terms as defined in the respective Amendment or Employment Agreement, as the case may be);
●	provided for certain compensation and benefits to each Executive in the event of the termination of their respective employment agreements within twenty-four (24) months following a Transaction;
●	extended the term of each of Mr. O’Reilly’s and Mr. Olea’s employment agreements until December 31, 2028, to match the end of the existing term of Mr. Valane’s employment agreement;

●	increase Mr. O’Reilly’s annual target Long-Term Incentive Plan (LTIP) award amount to $4,500,000, as previously approved by the compensation committee of the Company’s board of directors as part of its ordinary course annual compensation review process; and
●	make other related changes to the employment agreement of each Executive.

Doug Johnstone

Mr. Johnstone has served in his role as President, Hawaii, since January 2020. Mr. Johnstone is employed on an at-will basis. Mr. Johnstone is entitled to (i) an annual base salary of $550,000 and (ii) an annual discretionary bonus at a target of 100% of his base salary, subject to the applicable performance goals being achieved.

Additionally, Mr. Johnstone is eligible to receive an annual long-term equity award of up with an aggregated targeted grant value equal to 100% of his base salary (50% time-based vesting and 50% performance-based vesting) under the Company’s 2020 Equity Incentive Plan (or a successor plan).

Mr. Johnstone’s base salary increased to $575,000, effective January 1, 2025.

Anton Nikodemus

On September 29, 2023, the Company entered into an Employment Agreement (the “Nikodemus Employment Agreement”) with Anton Nikodemus as Chief Executive Officer of Seaport Entertainment, with an initial five-year term expiring on September 28, 2028. The Nikodemus Employment Agreement provided for Mr. Nikodemus to receive an annual base salary of $1,250,000, an initial $1,000,000 cash bonus (paid in February 2024), a $200,000 relocation allowance, and temporary housing reimbursement for up to 12 months. Mr. Nikodemus was eligible for an annual performance-based cash bonus with a $1,250,000 target, ranging from 50% to 150% of target based on goal achievement.

The Nikodemus Employment Agreement provided for an initial long-term incentive award valued at $2,400,000, vesting over three years, and a contingent Seaport Entertainment LTIP award valued at $10,000,000, with five-year cliff vesting, subject to Seaport Entertainment’s stock exchange listing. In the event of termination without cause or for good reason, Mr. Nikodemus would have been entitled to severance equal to one year’s salary and target bonus, plus prorated bonus and accelerated vesting of equity awards. In case of a change in control termination, Mr. Nikodemus would have been entitled to two years’ salary and target bonus, with full and immediate equity vesting. The Nikodemus Employment Agreement included confidentiality, non-disparagement, non-solicitation, and non- competition covenants for 12 months post-termination.

Mr. Nikodemus ceased to be an employee of the Company upon completion of the Spinoff on July 31, 2024. All outstanding HHH equity-based incentive awards held by Mr. Nikodemus were converted into restricted stock awards covering shares of Seaport Entertainment common stock. No other consideration was paid to Mr. Nikodemus in connection with the Spinoff.

Separation Benefits Plan

Mr. Johnstone is a participant under our Separation Benefits Plan. In connection with an involuntary termination by the Company, subject to the execution and non-revocation of a release of claims in favor of the Company, Mr. Johnstone is entitled to a lump sum payment equal to 12 weeks of continued base salary payments plus an additional four weeks of continued base salary payments for each year of employment with the Company; provided, that the maximum benefit paid under the Separation Benefits Plan may not exceed an amount equal to 52 weeks of base salary payments. The maximum severance payment under this plan was $486,538 in 2024.

Employment Agreements – Definitions

The following defined terms generally apply to the employment agreements of Messrs. O’Reilly, Olea, and Valane.

●	“Cause” generally means, as determined in good faith by the board of directors, and where the Executive and the Executive’s counsel had an opportunity (on at least 15 days prior notice) to be heard before the board of directors, the Executive’s: (i) conviction, plea of guilty or no contest to any felony; (ii) gross negligence or willful misconduct in the performance of his duties; (iii) drug addiction or habitual intoxication; (iv) commission of fraud, embezzlement, misappropriation of funds, breach of fiduciary duty, material violation of law, or a material act of dishonesty against the Company, in each case that the board of directors determines was willful; (v) material and continued breach of the employment agreement, after notice for substantial performance is delivered by the Company in writing that identifies in reasonable detail the manner in which the Company believes the Executive is in breach of this employment agreement; (vi) willful material breach of Company policy or code of conduct; or (vii) willful and continued failure to substantially perform the Executive’s duties under the employment agreement (other than such failure resulting from the Executive’s incapacity due to physical or mental illness), in each case, subject to certain cure periods by the Executive.
●	“Change in Control” generally means the occurrence of any of the following events: (i) any consolidation, amalgamation, or merger of the Company with or into any other person, or any other corporate reorganization, business combination, transaction or transfer of securities of the Company by its stockholders, or a series of transactions (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization, business combination or transaction, collectively have beneficial ownership, directly or indirectly, of capital stock representing directly, or indirectly through one or more entities, less than fifty percent (50%) of the equity (measured by economic value or voting power (by contract, share ownership or otherwise)) of the Company or other surviving entity immediately after such consolidation, merger, reorganization, business combination or transaction; (ii) the sale or disposition, in one transaction or a series of related transactions, of all or substantially all of the assets of the Company to any person; (iii) during any period of twelve consecutive months, individuals who as of the beginning of such period constituted the entire Board (together with any new directors whose election by such Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors of the Company, then still in office, who were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company; provided, however, that notwithstanding the foregoing, any transaction with Pershing Square Capital Management, L.P. or any of its Affiliates shall not be deemed to be a Change in Control, unless otherwise determined by the Board.
●	“Good Reason” generally means the occurrence of any of the following events without the Executive’s written consent: (i) a material diminution in the Executive’s base compensation; (ii) a material diminution in the Executive’s authority, duties or responsibilities or change in the Executive’s reporting relationship; (iii) any other action or inaction that constitutes a material breach by the Company of the employment agreement;
●	(iv) within twenty-four (24) months after the occurrence of a Change in Control or Transaction, the Executive ceases serving as an executive officer of the Company (or the Executive experiences a material diminution in the Executive’s authority, duties or responsibilities as an executive officer of the Company, including, without limitation, circumstances in which (1) the Executive is no longer serving as an executive officer of a company or other entity whose securities are listed or traded on a national securities exchange, or (2) the Executive continues to serve as an executive officer of the Company, but the Company is or becomes a direct or indirect subsidiary of a parent company or other entity (within the meaning of Rule 405 promulgated under the Securities Act of 1933, as amended)), in each case other than due to the Executive’s death or Permanent Disability or due to the Executive’s resignation or voluntary termination of the Executive’s employment without Good Reason; or (v) any requirement that the Executive relocate or maintain his Principal Location more than fifty (50) miles from Houston, Texas.
●	“Transaction” generally means (i) any transaction or event (or series of transactions and/or events) that results in any person having beneficial ownership, directly or indirectly, of capital stock representing forty percent (40%) or more of the equity (measured by economic value or voting power (by contract, share ownership or otherwise)) of the Company following such transaction or event, or that otherwise significantly affects the ownership or control of the securities (or all or substantially all of the assets) of the Company and such Transaction does not constitute a Change in Control under the Employment Agreement or (ii) any other transaction or event that the Board determines constitutes a Transaction within the meaning of this definition.

The following defined terms generally apply to Mr. Cross’s Employment Agreement:

●	“Cause” generally means, as determined in good faith by the board of directors, and where the Executive and the Executive’s counsel had an opportunity (on at least 15 days prior notice) to be heard before the board of directors, the Executive’s: (i) conviction, plea of guilty or no contest to any felony; (ii) gross negligence or willful misconduct in the performance of his duties; (iii) drug addiction or habitual intoxication;
●	(iv) commission of fraud, embezzlement, misappropriation of funds, breach of fiduciary duty, material violation of law, or a material act of dishonesty against the Company, in each case that the board of directors determines was willful; (v) material and continued breach of the employment agreement, after notice for substantial performance is delivered by the Company in writing that identifies in reasonable detail the manner in which the Company believes the Executive is in breach of this employment agreement; (vi) willful material breach of Company policy or code of conduct; or (vii) willful and continued failure to substantially perform the Executive’s duties under the employment agreement (other than such failure resulting from the Executive’s incapacity due to physical or mental illness), in each case, subject to certain cure periods by the Executive.
●	“Change in Control” generally means the occurrence of any of the following events: (i) any consolidation, amalgamation, or merger of the Company with or into any other person, or any other corporate reorganization, business combination, transaction or transfer of securities of the Company by its stockholders, or a series of transactions (including the acquisition of capital stock of the Company), whether or not the Company is a party thereto, in which the stockholders of the Company immediately prior to such consolidation, merger, reorganization, business combination or transaction, collectively have beneficial ownership, directly or indirectly, of capital stock representing directly, or indirectly through one or more entities, less than fifty percent (50%) of the equity (measured by economic value or voting power (by contract, share ownership or otherwise)) of the Company or other surviving entity immediately after such consolidation, merger, reorganization, business combination or transaction; (ii) the sale or disposition, in one transaction or a series of related transactions, of all or substantially all of the assets of the Company to any person; (iii) during any period of twelve consecutive months, individuals who as of the beginning of such period constituted the entire Board (together with any new directors whose election by such Board or nomination for election by the Company’s stockholders was approved by a vote of at least two-thirds of the directors of the Company, then still in office, who were directors at the beginning of the period or whose election or nomination for election was previously so approved) cease for any reason to constitute a majority thereof; or (iv) approval by the stockholders of the Company of a complete liquidation or dissolution of the Company; provided, however, that notwithstanding the foregoing, any transaction with Pershing Square Capital Management, L.P. or any of its Affiliates shall not be deemed to be a Change in Control, unless otherwise determined by the Board.
●	“Good Reason” generally means the occurrence of any of the following events without the Executive’s written consent: (i) a material diminution in the Executive’s base compensation; (ii) a material diminution in the Executive’s authority, duties or responsibilities or change in the Executive’s reporting relationship; (iii) any other action or inaction that constitutes a material breach by the Company of the employment agreement; or (iv) any requirement that the Executive relocate or maintain his Principal Location more than fifty (50) miles from Houston, Texas (or, with respect to Mr. Cross, New York City, NY).

Compensation Discussion and Analysis

Executive Summary

Our success depends, in large part, on our ability to successfully attract, motivate and retain a qualified management team. The executive compensation program designed and implemented by the Compensation Committee is intended to attract, retain and motivate the key people necessary to enable us to maximize operational efficiency and profitability over the long term, while holding employees accountable to the Company’s strategy and values. The Compensation Committee believes that executive compensation should align the interests of our executives and other key employees with those of the Company, including its mission and strategy, and with long-term stockholder value. Our executive compensation program also is designed to differentiate compensation based upon individual contribution, performance, and experience.

In establishing compensation, the Compensation Committee provides our NEOs with a competitive compensation package, using a holistic evaluation of each element of our NEOs’ compensation together with an assessment of each NEO’s ownership position in the Company (inclusive of all types of equity awards). The Compensation Committee sets compensation in this manner to ensure that our compensation practices do not disadvantage the Company in attracting and retaining executives and other key employees, while also managing a competitive compensation expense structure for the Company.

Although the Compensation Committee considers the executive compensation paid by our public company peer group in making compensation decisions, the Compensation Committee also considers the compensation that real estate private equity firms, private real estate development companies and real estate opportunity funds pay their executives. Given the small number of public company peers directly competing with the Company and the nature of the Company’s business, the Compensation Committee believes it is prudent to consider the compensation of both its privately and publicly owned peers when considering and making its compensation decisions.

Our 2024 financial performance, along with the individual performance of our NEOs, served as key factors in determining compensation for 2024 and executing on other compensation practice initiatives. We generally make annual long-term equity incentive awards, 50% of which are performance- based. A majority of annual compensation for our NEOs is tied to incentive compensation.

Compensation Philosophy

We pay competitively to provide a target compensation opportunity that will attract, motivate and retain our talented core of executives who drive our success. The compensation program is designed to give the Company a competitive advantage relative to the compensation provided by peer group companies with which we compete for qualified executive talent. The Compensation Committee also seeks to retain executives through the phases of the cycle of the real estate market by keeping compensation competitive during times of growth as well as contraction, reflecting the long-term nature of successful real estate development businesses.

While peer group companies and competitive survey data provide a beginning reference point and inform decisions on the range of compensation opportunities, it is just one of many factors the Compensation Committee considers in setting pay. For example, the Compensation Committee recognizes that talent competitors for our NEOs include high-paying private real estate development companies and high paying private equity firms and real estate opportunity funds, in addition to our more conventional public company peers.

Several of our peers are real estate investment trusts (“REITs”) whose operations directly compare to our operating assets segment only and not to our master planned community segment or strategic development segment. Ultimately, the Compensation Committee retains flexibility to adjust executive compensation based on our objectives of building our Company and creating stockholder value.

The compensation program is designed to reward our NEOs for attaining established goals that require the dedication of their time, effort, skills and business experience to drive the success of the Company and the maximization of stockholder value.

For fiscal 2024, annual performance is rewarded through annual incentive awards and is based on the Company’s operational performance and financial results and the individual NEO’s contribution to those results. NEO performance is judged against specific, predetermined financial and strategic goals established by the Compensation Committee. In addition, approximately 25% of the annual incentive award is based on a subjective performance evaluation.

We use equity incentive awards as a recruitment and retention incentive and to align the interests of our NEOs with stockholder interests. Performance is a key component of our long-term equity incentive program. Effective January 2025, the Compensation Committee agreed to an increase to Mr. O’Reilly’s Annual LTIP Award (as defined in the O’Reilly Employment Agreement) from $4,000,000 to $4,500,000.

Since March 2023, the Compensation Committee has used net asset value (“NAV”) growth as the sole metric for the performance-based component of our annual long-term equity awards. The Committee believes that NAV growth is a fundamental indicator of the Company’s long-term value appreciation and that its use as a performance metric incentivizes strategic capital allocation, all of which we believe will drive meaningful value for stockholders.

Compensation Committee Roles and Responsibilities

The Compensation Committee administers our executive compensation programs. The role of the Compensation Committee is to review and approve the compensation paid to our NEOs and certain other executive officers of the Company, and to review the compensation policies and practices for all of our employees to verify that the policies and practices do not create unreasonable risks for the Company.

In establishing compensation for NEOs, the Compensation Committee considers, among other things, recommendations by our CEO and our compensation consultant, and the compensation of similarly situated executives of peer companies. In addition, the Compensation Committee, with the assistance of management, reviews total compensation paid to certain other executive officers annually, including long-term equity awards.

The Compensation Committee reviews internal evaluations of the NEOs, and certain other executive officers and market data provided by management and its compensation consultant, Meridian Compensation Partners, LLC (“Meridian”). The Compensation Committee believes that NEO compensation for 2024 reflects an appropriate allocation of compensation between salary, annual incentive compensation and long-term equity compensation.

The Compensation Committee reviews and approves corporate goals and objectives relevant to the CEO’s compensation, evaluates his performance considering those goals and objectives and determines and approves his compensation level based on this evaluation.

Role of Executive Officers

Our CEO makes compensation recommendations for the other NEOs to the Compensation Committee. Additionally, management provides financial and compensation data to the Compensation Committee for its review in setting compensation and gives guidance as to how the data impacts performance goals set by the Compensation Committee. This data includes:

●	our financial performance for the current year compared to the preceding year;
●	performance evaluations of the NEOs (other than the CEO) including experience, prior performance and anticipated future performance;
●	industry-wide business conditions; and
●	total compensation provided to the NEOs in previous years.

Role of Compensation Consultant

The scope of Meridian’s work included the following items in connection with 2024 compensation:

●	providing the Compensation Committee with relevant market data;
●	updating the Compensation Committee on related trends and developments; and
●	providing input on compensation decisions for the NEOs and other employees;
●	providing input on various compensation matters and policies as requested by the Compensation Committee.

Meridian is independent and provides no services directly to the Company and no conflicts of interest exist between the Company and Meridian.

Compensation Committee Risk Assessment

The Compensation Committee’s annual review and approval of the Company’s compensation strategy includes a review of compensation-related risk. In this regard, the Compensation Committee annually considers the relationship between the Company’s overall compensation policies and practices for employees, including executive officers, and risk, including whether such policies and practices give rise to risks that would be reasonably likely to have a material adverse effect on the Company. Based on this review in 2024, the Compensation Committee concluded that there are no compensation-related risks that are reasonably likely to have a material adverse effect on the Company.

Market Review and Compensation Peer Group

For 2024 NEO performance, the Compensation Committee compared our executive compensation program with competitive market information regarding salary and incentive awards and programs. The purpose of this analysis is to provide a beginning reference point in evaluating the reasonableness and competitiveness of our executive compensation within the real estate development and operating industry and to ensure that our compensation program is generally comparable to companies of similar size and scope of operations.

Market pay levels are obtained from various sources, including published compensation surveys and information taken from SEC filings of 15 public companies recommended and benchmarked by Meridian and reviewed by the Compensation Committee. The Compensation Committee may also consider compensation paid at private real estate and investment companies and larger real estate companies as additional context but does not benchmark NEO compensation against them. The following companies constituted the benchmarking peer group analyzed by Meridian and provided to the Compensation Committee for purposes of its review and consideration of the 2024 compensation decisions approved for our NEOs:

Peer Group

● Beazer Homes USA, Inc.	● Federal Realty Investment Trust	● Mid-America Apartment Communities, Inc.
● Camden Property Trust	● Highwoods Properties, Inc.	● Tri Pointe Homes, Inc.
● Douglas Emmett, Inc.	● Hudson Pacific Properties, Inc.	● Regency Centers Corporation
● Brixmor Property Group Inc.	● Kilroy Realty Corporation	● Toll Brothers, Inc.
● Cousins Properties Incorporated	● Meritage Homes Corporation	● UDR, Inc.

The peer group consists of the same companies reviewed in 2023.

Employment Agreements

Each of Messrs. O’Reilly, Cross, Olea, and Valane have employment agreements with the Company. These agreements provide for a minimum annual base salary, target annual incentive compensation under plans approved by the Compensation Committee, as well as severance and other benefits. The Compensation Committee approved the terms of the employment agreements based upon (a) its assessment of the terms necessary to retain highly qualified executives, and (b) arm’s-length negotiations with each of these executives

Mr. Johnstone commenced his employment with the Company in November 2012. Mr. Johnstone has served as the Company’s President – Hawaii Region since January 2020. Mr. Johnstone is employed on an at-will basis.

Key Elements of Executive Compensation Program

The following table outlines certain information regarding the key elements of our executive program:

● Element	● Form	● Objectives and Basis
● Base Salary	● Cash	● Attract and retain highly qualified executives to drive our success
● Annual Incentive Compensation	● Cash	● Drive Company and segment results

●
Actual payout determined by the Compensation Committee based on the achievement of specific financial and operational goals and objectives established by the Compensation Committee during the first quarter of each calendar year

● Long-Term Equity Incentive	● Annual Restricted Stock Grants (time-based and performance-based vesting)	● Drive Company performance
● Align interests of executives with those of our stockholders
● Retain executives through long-term vesting
● Provide stockholder-aligned wealth accumulation opportunities
● Deferred Compensation	● 401(k) plan, non-qualified deferred compensation plan	● Provide tax-deferred methods for general savings and retirement

We also provide other general benefits and limited perquisites.

Compensation Decisions

Consistent with the Compensation Committee’s compensation philosophy and objectives, the following sets forth the 2024 compensation decisions that were approved for our NEOs, as reflected in the Summary Compensation Table above:

David O’Reilly

●	Base Salary: $1,000,000
●	Annual Incentive Compensation: $2,100,000
●	Long-Term Equity Incentives: $2,520,031

L. Jay Cross

●	Base Salary: $750,000
●	Annual Incentive Compensation: $2,086,500
●	Long-Term Equity Incentives: $1,752,980

Carlos Olea

●	Base Salary: $500,000
●	Annual Incentive Compensation: $990,000
●	Long-Term Equity Incentives: $925,188

Joseph Valane*

●	Base Salary: $500,000

●	Annual Incentive Compensation: $600,000
●	Long-Term Equity Incentives: $499,981

Doug Johnstone

●	Base Salary: $550,000**
●	Annual Incentive Compensation: $600,000***
●	Long-Term Equity Incentives: $482,995
*	Mr. Valane joined the Company in March 2024. Pursuant to his employment agreement, Mr. Valane received a $400,000 cash sign-on bonus.
**	Mr. Johnstone’s base salary increased to $575,000, effective January 1, 2025.
***	Mr. Johnstone does not participate in the other NEOs’ annual incentive compensation program.

Base Salary

The Compensation Committee determines the annual base salary for each NEO. Any increases in base salary are expected to be determined based on scope of responsibilities, level of experience and sustained performance with the Company, as well as internal and market comparisons. In setting base salaries for the NEOs, the Compensation Committee seeks to provide a reasonable level of fixed compensation that is competitive with base salaries for comparable positions at similar companies. The base salaries of our NEOs as of December 31, 2023 and 2024 (or, in the case of Mr. Nikodemus, as of his last date of employment with the Company) were as follows:

		2023 Base	2024 Base
		Salary	Salary	Base Salary
Name	Title	($)	($)	Change
David O’Reilly	Chief Executive Officer	750,000	1,000,000	250,000
L. Jay Cross	President	750,000	750,000	No Change
Carlos A. Olea	Chief Financial Officer	500,000	550,000	50,000
Joseph Valane	General Counsel & Secretary	—	500,000	New in 2024
Doug Johnstone	President, Hawaii Region	*	550,000	*
Anton Nikodemus**	CEO, Seaport Entertainment	1,250,000	1,250,000	No change
*	Mr. Johnstone did not serve as a named executive officer in 2023.
**	Mr. Nikodemus served as CEO of Seaport Entertainment prior to the spinoff of SEG. Mr. Nikodemus ceased to be an employee of the Company upon completion of the spinoff.

Annual Incentive Compensation

The Compensation Committee believes that annual incentive compensation is a key element of the total compensation for our NEOs. The Compensation Committee also believes that placing a significant portion of executive compensation at risk each year, subject to the results of established performance measures and objectives, appropriately motivates the NEOs to achieve the Company’s financial and operational objectives, thereby enhancing stockholder value.

The employment agreements with each of our NEOs provide that each officer is eligible to receive an annual incentive award. The target amount of each annual incentive award is set forth in the NEO’s employment agreement or letter agreement, as applicable. The annual incentive compensation opportunity for each of the NEOs under their current respective employment agreements with the Company is set forth below, other than Mr. Johnstone, who does not have an employment agreement with the Company and instead participates in the Company’s general annual incentive plan.

David O’Reilly

●	Target annual bonus of $1,750,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

L. Jay Cross

●	Target annual bonus of $1,950,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

Carlos A. Olea

●	Target annual bonus of $825,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

Joseph Valane

●	Target annual bonus of $500,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

David O’Reilly; L. Jay Cross; Carlos Olea; and Joseph Valane – 2024 Annual Incentive

The metrics approved under our 2024 annual incentive program applicable to Messrs. O’Reilly, Cross, Olea, and Valane were directly linked to our operating performance, with approximately 75% of the annual incentive earned based on achievement of the goals described in the table below, and the remaining approximately 25% based on individual performance as evaluated by the Compensation Committee. For 2024, the Compensation Committee approved the following financial metrics and strategic goals with respect to the 75% objective portion under our annual incentive program for Messrs. O’Reilly, Cross, Olea, and Valane:

Financial Metric			Percentage
thousands	Target	Actual	Achieved
Operating Assets NOI(1)(2)	$233,245	$245,455	105%
MPC Earnings Before Taxes (MPC EBT) (GAAP)(1)	$325,763	$349,134	107%
Condominium Profit(1)	$217,948	$211,133	97%

Financial Metric			Favorable/
thousands	Target	Actual	(Unfavorable)
Achieve Budgeted Corporate Cash G&A(1)(2)	$84,706	$82,648	2%

		Percentage
Strategic Goals	Actual	Achieved
Delivery of strategic developments on-time and on-budget	Delivered four new development projects in 2024, including One Meridian, 10285 Lakefront Medical Office Building, Downtown Summerlin Retail, and the Victoria Place condominium tower in Ward Village	100%
Successful spinoff of Seaport Entertainment	Spinoff completed on July 31, 2024.	120%
Continued improvement of sustainability and social metrics	Created carbon reduction targets for 2030 validated; Summerlin became Nevada’s first master planned community to achieve LEED Precertification from the U.S. Green Building Council; Received the top rank in Global Real Estate Sustainability Benchmark peer group; Received LEED certifications for several developments and Energy Star labels for 18 of our assets (22% of portfolio); increased employee volunteer hours by over 30%	110%
(1)	Annex A includes: (i) our Segment Operating Results as reported in our Form 10-K for fiscal 2024; (ii) a reconciliation of Operating Assets segment EBT to Operating Assets NOI as reported in our Form 10-K for fiscal 2024; (iii) Condominium Gross Profit; and (iv) Corporate Cash G&A.

The Compensation Committee chose these measures because it believes that they motivate our NEOs to drive Company growth and to execute our business plan.

With respect to performance for fiscal 2024, the Compensation Committee considered that MPC EBT performance was exceptional, achieving approximately 107% of the goal for 2024, and that the Operating Assets NOI goal achieved 105% of the goal for 2024. With respect to budgeted corporate cash G&A, the result was also excellent and reflected management’s continued successful efforts to monitor costs across the Company. The Compensation Committee noted that the Spinoff was a highly complex transaction, the completion of which took enormous time and effort from management to complete and that will allow the Company to streamline its real estate focused efforts as a master community pure-play developer. The Compensation Committee considered that, with respect to condominium profit, the Company experienced an approximately $(6.6) million shortfall against its target for 2024, primarily due to modest increases in project costs that raised the cost of sales. The Compensation Committee also noted that pre-sales for the Ritz-Carlton Residences set a new high watermark for price per square foot in the Houston market, and that the Company has seen strong presale performance across its other condominium projects. Additionally, with respect to Mr. Olea, the Compensation Committee considered his leadership in helping achieve significant improvements to the Company’s accounting, financial reporting, control, and information security/cybersecurity functions, including the successful adoption of new technologies and processes that have driven efficiencies and innovation across the Company. The Compensation Committee also noted the strong performance of the legal department under Mr. Valane’s leadership since joining the Company, including a significant restructuring of the department, improved team culture and morale, notable and impactful improvements between the legal department and business teams within the Company, the development of significant improvements to workflows for leasing and commercial contracts, and his oversight of the settlement of key litigation matters.

Therefore, the Compensation Committee believed it was appropriate to award: (i) Mr. O’Reilly an annual incentive award equal to 120% of his target bonus opportunity; (ii) Mr. Cross an annual incentive award equal to 107% of his target bonus opportunity; (iii) Mr. Olea an annual incentive award equal to 120% of his target bonus opportunity; and (iv) Mr. Valane an annual incentive award equal to 120% of his target bonus opportunity. Accordingly, for fiscal 2024 performance: Mr. O’Reilly received an annual cash bonus of $2,100,000; Mr. Cross received an annual cash bonus of $2,086,500; Mr. Olea received an annual cash bonus of $990,000; and Mr. Valane received an annual cash bonus of $600,000.

Doug Johnstone – 2024 Annual Incentive

Mr. Johnstone does not participate in the same annual cash bonus program as described above. Instead, Mr. Johnstone participates in the Company’s general annual incentive plan in which all corporate employees (other than the other NEOs) are eligible. Annual cash bonuses under that general program are recommended by the CEO based on evaluation of objective and subjective measures and approved by the Compensation Committee. For performance in fiscal 2024, Mr. Johnstone received an annual incentive award equal to 109% of his target amount for his fiscal 2024 performance. Accordingly, Mr. Johnstone received an annual cash bonus of $600,000. This amount is reflected in the “Bonus” column of the “Summary Compensation Table” above.

Long-Term Equity Incentives

Our long-term equity incentive program is designed to attract, retain and motivate officers, employees, non-employee directors and consultants of the Company and its subsidiaries, as well as promote the success of the Company’s business by providing participants with appropriate incentives. The table below provides a breakdown of restricted stock awards granted to Messrs. O’Reilly, Cross, Olea, Valane and Johnstone in 2024. The equity awards showing in the table were granted by HHH prior to the the Spinoff and do not give effect to adjustments made to the number of shares subject to each award in connection with the Spinoff. Such adjustments were made in a manner intended to preserve the aggregate value of each award prior to the Spinoff.

		Time-
	Performance-	Based
	Based Shares	Shares	Total
Name of Executive Officer	(#)	(#)	(#)
David O’Reilly (Annual Grant)	16,084	16,084	32,168
L. Jay Cross (Annual Grant)	11,717	11,717	23,484
Carlos Olea (Annual Grant)	6,184	6,184	12,368
Joseph Valane (Initial Grant)	—	7,040	7,040
Doug Johnstone (Annual Grant)	2,896	2,896	5,792

Restricted Stock Grants

The Company believes that restricted stock grants provide a long-term equity opportunity that is competitive in the real estate industry and serves as a retention tool. The grants are evenly divided between performance and time vesting shares. Since March 2023, 50% of the restricted stock awards granted to each NEO under our general annual equity award program have been performance-based and eligible to cliff-vest after three years upon the achievement of net asset value growth metrics. The Company believes that the performance targets set for our NEOs are challenging and appropriate. The Company also believes that the long-term vesting component of the restricted stock aligns management’s interest with the long-term performance of the Company.

The amounts of restricted stock granted in early 2024 to Messrs. O’Reilly, Cross, Olea, and Johnstone were based on numerous factors, including the Compensation Committee’s evaluation of our prior-year performance and the individuals’ respective contributions to their primary areas of oversight. Based on our fiscal 2023 performance and the Compensation Committee’s overall evaluation of the individual 2023 performance of each eligible NEO, the Compensation Committee determined that (a) Mr. O’Reilly should receive an annual long-term equity incentive in an amount equal to 115% of the target amount set forth in his employment agreement, (b) each of Messrs. Cross and Olea should receive an annual long-term equity incentive in an amount equal to the target amounts set forth in their respective employment agreements; and (c) Mr. Johnstone should receive an annual long-term equity incentive in an amount equal to his target amount of 100% of his base salary. In connection with him joining the Company as our General Counsel and Secretary and under his employment agreement with us, Mr. Valane was awarded 7,040 shares of restricted stock, with time-based pro-rata vesting over three years.

The performance-based shares are eligible to cliff-vest as shown in the table below on December 31, 2026. Vesting is based on the Company’s adjusted NAV growth over a three-year term. The Company’s adjusted NAV of $80.00 as of December 31, 2023, as adjusted for the Spinoff, determined by an independent third-party consultant, and approved by the Compensation Committee, will be used as the beginning amount for calculating NAV growth. The ending price for calculating NAV growth will be the adjusted NAV of the Company as of December 31, 2026, as determined by an independent third-party consultant and approved by the Compensation Committee.

For each award of performance-based shares to Messrs. O’Reilly, Cross, Olea, and Johnstone in early 2024, a vesting percentage target shall be deemed satisfied if the average annual adjusted NAV/share growth rate over the measurement period is equal to or higher than the applicable threshold, in accordance with the vesting schedule below:

	End Date
	Adj.
Target Average Annual Adjusted NAV/Share Growth Rate	NAV/Share	Vesting %
0.00% to 5.99%	$94.39 or below	0%
6.00% to 8.99%	$94.40	100%
9.00% to 11.99%	$101.60	150%
12.00% and above	$108.80	200%

The time-based shares granted to Mr. Johnstone in January 2024 vest ratably over an approximately three-year period. The first one-third (1/3) tranche of each time-based award vested on January 30, 2025 (the first anniversary of the date of the grant), and the remaining one-third (1/3) tranches vest on December 31, 2025, and December 31, 2026 (in each case, generally subject to continued employment on the applicable vesting date).

The time-based shares granted to Messrs. O’Reilly, Cross, and Olea in February 2024 vest ratably over an approximately three-year period. The first one-third (1/3) tranche of each time-based award vested on February 5, 2025 (the first anniversary of the date of the grant), and the remaining one-third (1/3) tranches vest on December 31, 2025, and December 31, 2026 (in each case, generally subject to continued employment on the applicable vesting date).

The time-based shares granted to Mr. Valane on April 1, 2024 vest ratably over a three-year period; one-third (1/3) will vest on each of the three anniversaries following the date of grant.

Other Components of Compensation

Deferred Compensation Plan - The Company provides a deferred compensation plan to the NEOs and other highly compensated employees to provide tax-deferred methods for general savings and retirement. Although the Company has the flexibility to make discretionary contributions to the deferred compensation plan, it has not made any such contributions.

Employee Benefits – The Company provides health, life, and other insurance benefits to its NEOs on the same basis as its other full-time employees. The Company does not provide its executives and other employees with defined benefit pension benefits, supplemental retirement benefits, or post-retirement welfare benefits.

Severance Benefits – We provide certain severance benefits to our NEOs under their respective employment agreements, and, for Mr. Johnstone, his offer letter and under The Howard Hughes Management Co. LLC Separation Benefits Plan (as amended and restated, the “Separation Benefits Plan”). The Compensation Committee believes that these benefits are necessary and appropriate to attract and retain qualified NEOs given that these benefits are generally made available by other companies and that the change in control benefits help to ensure that the NEOs are able, as a practical matter, to evaluate any potential change in control transaction objectively and to appropriately encourage NEOs to remain employed by the Company in the event a change in control becomes a real possibility.

No Excise Tax “Gross-Up” Payments – The Company does not provide, and no NEO is entitled to receive, any excise tax “gross-up” payments under our employment agreements.

Executive Compensation Recoupment Policy – Our Board has adopted an Executive Compensation Recoupment policy regarding recovery of compensation for fiscal years for which financial results are later restated from executive officers whose fraud or willful misconduct contributed to the need for such restatement. Under this policy, in the event of a material restatement of the Company’s financial results due to misconduct, the Compensation Committee will review the facts and circumstances and take the actions it considers appropriate with respect to any executive officer whose fraud or willful misconduct contributed to the need for such restatement. Such actions may include, without limitation, (a) seeking reimbursement of any bonus paid to such officer exceeding the amount that, in the judgment of the Compensation Committee, would have been paid had the financial results been properly reported, and (b) seeking to recover profits received by such officer during the 12 months after the restated period under any equity compensation awards (whether time- or performance-based). In accordance with applicable stock exchange listing requirements, the Executive

Compensation Recoupment also requires recoupment of incentive-based compensation received by current or former executive officers in the event that our financial results are later misstated due to material noncompliance with financial reporting requirements, irrespective of any misconduct by, or failure of oversight on the part of, the executive. All determinations made by the Compensation Committee with respect to this policy shall be final and binding on all interested parties.

Deductibility of Compensation/Accounting Considerations – Section 162(m) of the Internal Revenue Code (the “IRC”) places a limit of $1.0 million on the amount of compensation a public company may deduct for federal income tax purposes in any one year paid to certain covered employees, which generally refers to the chief executive officer, chief financial officer and the three next most highly compensated executive officers, as well as any individual who is (or was) a covered employee for any taxable year beginning after December 31, 2016. The deductibility of compensation is only one factor that the Compensation Committee considers when establishing executive compensation. Because the Compensation Committee believes that it needs to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and to appropriately retain and incentivize our executive officers, the Compensation Committee will not necessarily limit executive compensation to that which is deductible under Section 162(m) and has not adopted a policy requiring that all compensation be deductible. Likewise, while accounting treatment is another factor that the Compensation Committee considers when establishing executive compensation, the Compensation Committee will not limit executive compensation to that which is treated in any particular way for financial accounting purposes because the Compensation Committee believes that it needs to maintain flexibility in compensating executive officers in a manner designed to promote varying corporate goals and to appropriately retain and incentivize our executive officers.

Stock Ownership Guidelines (Senior Executives) – The Company has adopted stock ownership requirements for our CEO, President, CFO and General Counsel & Secretary to encourage such executives to hold a meaningful stake in the Company and thereby demonstrate the alignment of their interests with those of the stockholders. The Company uses the following methodology for the purpose of determining the level of stock ownership: (1) vested and unvested time-based restricted stock is valued at its current fair market price; (2) unvested performance-based restricted stock is valued at the current fair market price of the threshold vesting level; and (3) stock options granted by the Company are not valued (whether currently exercisable or in the money/out-of-the-money). The requirements also provide that until an executive has met the required level of ownership, such executive is required to retain the after-tax value of common shares received on the exercise of options or warrants and the lapsing of restrictions on common restricted shares. In addition, the Company allows a five-year grace period to reach the ownership requirement with respect to any promotions or newly hired executives. As of April 30, 2025, our NEOs who are subject to the policy are within the grace period for doing so and therefore in compliance with our policy. The requirements are expressed as a multiple of base salary as follows:

Position	Multiple of Base Salary
● Chief Executive Officer	● 5x
● President	● 5x
● Chief Financial Officer	● 3x
● General Counsel & Secretary	● 2x

Hedging/Pledging Policy – Certain forms of hedging or monetization transactions, such as zero-cost collars and forward sale contracts, allow an investor to lock in much of the value of his or her stock holdings, often in exchange for all or part of the potential for upside appreciation in the stock, which allow the investor to continue to own the covered securities, but without the full risks and rewards of ownership. When that occurs, such an individual may no longer have the same objectives as the Company’s other stockholders. Accordingly, the Company’s insider trading policy – which applies to executive officers, directors, and employees – includes a prohibition on hedging or monetization transactions, such as zero- cost collars and forward sale contracts. The policy also provides that no such individual may hold HHH securities in a margin account or pledge any HHH securities as collateral, which we believe helps ensure their objectives and risk remain aligned with those of our stockholders. In addition, executive officers may not pledge as collateral any securities of the Company.

Insider Trading Policy – The Company has insider trading policies and procedures that govern the buying and selling of securities of the Company and its subsidiaries by directors, officers, and employees, and related persons, as well as by the Company itself. A copy of our Insider Trading Policy was filed with the Company’s FY2024 Annual Report on Form 10-K as Exhibit 19.1.

Equity Grant Practices – Generally, equity grants to executives and other employees have been approved at regularly scheduled Compensation Committee meetings, except for special situations such as new hire grants. Since we became a standalone public company in 2010 in connection with our spinoff from GGP, our annual grants to executives and employees (including in fiscal 2024) have been reviewed by the Compensation Committee at its first regularly scheduled meeting during the applicable year. The regular Compensation Committee meeting schedule is typically set at least a year in advance, with meetings to approve annual equity grants to executives and employees held in late-January or early-February. The annual grants are typically approved by the Committee at its first annual meeting; however, the Compensation Committee may further evaluate proposed grant amounts and/or terms prior to approving via written consent or at a reconvened meeting held in February. Additionally, specific grants may be made at other Committee meetings to recognize an employee’s promotion, change in responsibility or specific achievement, or to achieve other key compensation objectives, such as retention. We do not time material non-public information (“MNPI”) disclosure for purposes of affecting the value of executive compensation. We do not take MNPI into account when determining the timing and terms of awards. At the time equity grant decisions are made, the Compensation Committee may be aware of the earnings results, but it does not adjust the size or the mix of grants to reflect possible market reaction.

In addition, restricted stock grants do not accrue or pay dividends or dividend equivalents prior to vesting.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The tables below provide information regarding the beneficial ownership of the Company’s common stock as of April 30, 2025, by:

●	each director and director nominee of the Company;
●	each of the named executive officers set forth in the Summary Compensation Table below;
●	all directors and executive officers as a group; and
●	each beneficial owner of more than 5% of the Company’s common stock.

The table below lists the number and percentage of shares beneficially owned based on 50,393,938 shares of common stock outstanding as of April 23, 2025. Beneficial ownership is determined in accordance with SEC rules and regulations. Unless otherwise indicated and subject to community property laws where applicable, the Company believes each stockholder named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner	Ownership	Percentage
David Eun(1)	4,336	*
Adam Flatto(1)(2)	31,587	*
Ben Hakim(3)	29	*
Dana Hamilton(1)	3,713	*
Beth Kaplan(1)	14,595	*
Allen Model(1)	31,496	*
R. Scot Sellers(1)	58,619	*
Steven Shepsman(1)(4)	27,379	*
Mary Ann Tighe(1)(5)	50,400	*
Anthony Williams(1)	7,108	*
David O’Reilly(6)	145,196	*
L. Jay Cross(7)	84,895	*
Carlos Olea(8)	46,249	*
Joseph Valane(9)	17,189	*
Doug Johnstone(10)	19,366	*
All directors and executive officers as a group (22 persons)	719,870	1.4%
*	Less than 1%.

(1)	Includes shares of restricted stock for which the following directors have sole voting power, but no dispositive power: Mr. Eun (2,431), Mr. Flatto (2,431), Ms. Hamilton (3,713), Ms. Kaplan (2,431), Mr. Model (3,184), Mr. Sellers (6,202), Mr. Shepsman (2,431), Ms. Tighe (3,688), and Mr. Williams (2,431). These shares of restricted stock are expected to vest on June 1, 2025.
(2)	Includes 3,000 shares that are held by AF Services Money Purchase Plan. Mr. Flatto may be deemed to be the beneficial owner of such shares by virtue of his interest in the plan.
(3)	Mr. Hakim is a Partner at Pershing Square Capital Management, L.P., a Delaware limited partnership (“Pershing Square”), the investment advisor to the Pershing Square Funds (as defined below) and as managing member of PS Management GP, LLC, a Delaware limited liability company (“PS Management”), the general partner of Pershing Square. Pershing Square’s principal business is to serve as investment advisor to certain affiliated funds, including Pershing Square, L.P., a Delaware limited partnership (“PS”), Pershing Square International, Ltd., a Cayman Islands exempted company (“PS International”), and Pershing Square Holdings, Ltd, a limited liability company incorporated in Guernsey (“PSH” and together with PS and PS International, the “Pershing Square Funds”). Mr. Hakim disclaims beneficial ownership of the 18,852,064 shares held by Pershing Square Funds.
(4)	Includes 9,005 shares held by Sam De Realty II, L.P. (“Sam De Realty”), a limited partnership for which Mr. Shepsman is the general partner. By virtue of his position as general partner of Sam De Realty, Mr. Shepsman may be deemed to be the beneficial owner of such shares.
(5)	Includes 19,495 shares that were purchased by Ms. Tighe’s husband. By virtue of this relationship, Ms. Tighe may be deemed to be the beneficial owner of such shares.
(6)	Includes: (a) 2,619 shares of time-based restricted stock granted to Mr. O’Reilly in November 2020 for which he has sole voting power, but no dispositive power; (b) 1,792 shares of time-based restricted stock granted to Mr. O’Reilly in February 2021 for which he has sole voting power, but no dispositive power; (c) 4,826 shares of time-based restricted stock granted to Mr. O’Reilly in February 2023 for which he has sole voting power, but no dispositive power; (d) 16,942 shares of performance-based restricted stock granted to Mr. O’Reilly in March 2023 for which he has sole voting power, but no dispositive power; (e) 19,010 shares of time-based restricted stock and 19,010 shares of performance-based restricted stock granted to Mr. O’Reilly in February 2024 for which he has sole voting power, but no dispositive power; and (f) 29,640 shares of time-based restricted stock and 29,640 shares of performance-based restricted stock granted to Mr. O’Reilly in February 2025 for which he has sole voting power, but no dispositive power.
(7)	Includes: (a) 2,095 shares of time-based restricted stock granted to Mr. Cross in December 2020 for which he has sole voting power, but no dispositive power; (b) 3,861 shares of time-based restricted stock granted to Mr. Cross in February 2023 for which he has sole voting power, but no dispositive power; (c) 13,553 shares of performance-based restricted stock granted to Mr. Cross in March 2023 for which he has sole voting power, but no dispositive power; (d) 13,223 shares of time-based restricted stock and 13,223 shares of performance-based restricted stock granted to Mr. Cross in February 2024 for which he has sole voting power, but no dispositive power; and (e) 15,150 shares of time-based restricted stock and 15,150 shares of performance-based restricted stock granted to Mr. Cross in February 2025 for which he has sole voting power, but no dispositive power.
(8)	Includes: (a) 179 shares of time-based restricted stock granted to Mr. Olea in February 2021 for which he has sole voting power, but no dispositive power; (b) 2,038 shares of time-based restricted stock granted to Mr. Olea in February 2023 for which he has sole voting power, but no dispositive power; (c) 7,153 shares of performance-based restricted stock granted to Mr. Olea in March 2023 for which he has sole voting power, but no dispositive power; (d) 6,979 shares of time-based restricted stock and 6,979 shares of performance-based restricted stock granted to Mr. Olea in February 2024 for which he has sole voting power, but no dispositive power; and (e) 8,892 shares of time-based restricted stock and 8,892 shares of performance-based restricted stock granted to Mr. Olea in February 2025 for which he has sole voting power, but no dispositive power.
(9)	Includes: (a) 7,945 shares of time-based restricted stock granted to Mr. Valane in March 2024 for which he has sole voting power, but no dispositive power; and (b) 4,940 shares of time-based restricted stock and 4,940 shares of performance- based restricted stock granted to Mr. Valane in February 2025 for which he has sole voting power, but no dispositive power.
(10)	Includes: (a) 179 shares of time-based restricted stock granted to Mr. Johnstone in February 2021 for which he has sole voting power, but no dispositive power; (b) 660 shares of time-based restricted stock granted to Mr. Johnstone in February 2023 for which he has sole voting power, but no dispositive power; (c) 2,314 shares of performance-based restricted stock granted to Mr. Johnstone in March 2023 for which he has sole voting power, but no dispositive power; (d) 3,268 shares of time-based restricted stock and 3,268 shares of performance-based restricted stock granted to Mr. Johnstone in January 2024 for which he has sole voting power, but no dispositive power; and (e) 3,952 shares of time-based restricted stock and 3,952 shares of performance-based restricted stock granted to Mr. Johnstone in February 2025 for which he has sole voting power, but no dispositive power.

FIVE PERCENT HOLDERS

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities, other than directors and officers of the Company, known by the Company to beneficially own 5% or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by each entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and 50,393,938 shares of common stock outstanding on April 23, 2025.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent
Pershing Square(1) 787 Eleventh Avenue 9th Floor New York, NY 10019	18,852,064	37.4%
The Vanguard Group(2) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	4,596,084	9.1%
(1)	According to a Schedule 13D/A filed by (i) Pershing Square, (ii) PS Management and (iii) William Ackman (collectively, the “Pershing Reporting Persons”) with the SEC on April 30, 2025. The Pershing Reporting Persons share voting and investment power with respect to these shares.
(2)	According to a Schedule 13G filed by The Vanguard Group, Inc. (“Vanguard”) with the SEC on February 13, 2024. Vanguard has shared voting power with respect to 16,394 shares of our common stock, sole dispositive power with respect to 4,541,998 shares of our common stock and shared dispositive power with respect to 54,086 shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence

RELATED-PARTY TRANSACTIONS POLICY

The Company has adopted a written policy relating to the approval of related-party transactions. Under this policy, the Audit Committee reviews certain financial transactions, arrangements and relationships between the Company and any of the following related parties to determine whether any such transaction, arrangement or relationship is a related-party transaction:

●	any director, director nominee or executive officer of the Company;
●	any beneficial owner of more than 5% of the Company’s outstanding stock; and
●	any immediate family member of any of the foregoing.
●	Audit Committee review is required for any financial transaction, arrangement or relationship that:
●	involves or will involve, directly or indirectly, any related party identified above and is in an amount greater than $120,000;
●	would cast doubt on the independence of a director;
●	would present the appearance of a conflict of interest between the Company and the related party; or
●	is otherwise prohibited by law, rule or regulation.

The Audit Committee reviews each such transaction, arrangement or relationship to determine whether a related party has, has had or expects to have a direct or indirect material interest. Following its review, the Audit Committee will take such action as it deems necessary and appropriate under the circumstances, including approving, disapproving, ratifying, cancelling or recommending to management how to proceed if it determines a related party has a direct or indirect material interest in a transaction, arrangement or relationship with the Company. Any member of the Audit Committee who is a related party with respect to a transaction under review is not permitted to participate in the discussions or evaluations of the transaction; however, the Audit Committee member will provide all material information concerning the transaction to the Audit Committee. The Audit Committee reports its action with respect to any related- party transaction to the Board.

PERSHING SQUARE MATTERS

Registration Rights Agreement

In November 2010, the Company entered into a registration rights agreement with Pershing Square with respect to Company common stock held by Pershing Square. The agreement with Pershing Square requires the Company to maintain a shelf registration statement covering the shares held by Pershing Square. Additionally, Pershing Square may require the Company to:

●	register shares of Company common stock held by them having an estimated aggregate fair market value of at least $25.0 million;
●	undertake up to three underwritten offerings, but no more than one underwritten offering during any 12-month period; and
●	include shares of Company common stock held by them in any registration statement whenever the Company proposes to register shares of its common stock.

The Company has agreed to pay all expenses, other than underwriting discounts and commissions, in connection with the registration rights agreement, including legal and accounting fees incurred by the Company, printing costs and the fees of one law firm for the selling stockholder. Additionally, the Company has agreed to indemnify these stockholders against certain liabilities, including liabilities under the federal securities laws.

Pershing Square Purchase of Common Stock; DGCL §203 Waiver

On March 27, 2020, the Company offered 2,000,000 shares of common stock to the public at $50.00 per share and granted the underwriters an option to purchase up to an additional 300,000 shares of common stock at the same price. The underwriters partially exercised their option and purchased an additional 270,900 shares. Concurrently, the Company entered into a purchase agreement with Pershing Square Capital Management, L.P., a Delaware limited partnership (“Pershing Square”), acting as investment advisor to funds that it manages, including Pershing Square Holdings, Ltd., Pershing Square International, Ltd., and Pershing Square, L.P. (collectively, the “Pershing Square Funds”), pursuant to which the Pershing Square Funds agreed to purchase, at the same price as the public offering price and at the same time as the closing of the offering, an aggregate of 10,000,000 shares of the Company’s common stock (the “Pershing Square Stock Purchase Agreement”). Prior to execution and in accordance with the Company’s Related-Party Transaction Policy, the Audit Committee reviewed and approved the Pershing Square Stock Purchase Agreement.

In addition, we are a Delaware corporation, and Section 203 of the Delaware General Corporation Law (“DGCL”) applies to us. In general, Section 203 prevents an interested stockholder from engaging in certain business combinations with us for three years following the date that person becomes an interested stockholder subject to certain exceptions. The statute generally defines interested stockholder as any person that is the owner of 15% or more of the outstanding voting stock or is our affiliate or associate and was the owner of 15% or more of outstanding voting stock at any time within the three-year period immediately before the date of determination.

In connection with the foregoing transactions the Board amended its Company’s Corporate Governance Guidelines to reflect that it would grant a waiver of the applicability of Section 203 of the DGCL to any stockholder acquiring up to 40% of the Company’s outstanding voting stock upon the request of such stockholder, subject to the Board’s fiduciary duties and applicable law.

In connection with the Pershing Square Stock Purchase Agreement, the Board (excluding Mr. Ackman (then Chairman of the Company and CEO of Pershing Square) and Allen Model (Pershing Square advisory board member)) unanimously approved the foregoing transactions and a waiver of the applicability of the provisions of Section 203 of the DGCL to the Pershing Square Funds and Mr. Ackman.

SEG Spinoff and Pershing Square Standby Purchase Agreement

In connection with the Spinoff and a subsequent rights offering, whereby SEG distributed to holders of its common stock transferable subscription rights to purchase, on a pro rata basis up to an aggregate of 7,000,000 shares of SEG common stock at a cash subscription price of $25 per whole share (the “Rights Offering”), Pershing Square entered into a standby purchase agreement (the “Standby Purchase Agreement”) with HHH and Seaport Entertainment on July 18, 2024, pursuant to which funds advised by Pershing Square agreed to exercise their pro rata subscription rights with respect to the SEG Rights Offering and (ii) their over-subscription right with respect to any and all shares that were otherwise not purchased in the SEG Rights Offering upon the expiration thereof at the SEG Rights Offering price of up to $175 million in the aggregate. The Spinoff and the Standby Purchase Agreement were each approved by a special committee of the Board consisting solely of independent directors with no conflicts of interest with respect to Pershing Square.

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

Following the August 2024 announcement, Pershing Square has engaged in additional communications with the Special Committee, including, as previously disclosed, submitting on January 13, 2025 a proposal (the “January 13 Pershing Square Proposal”) pursuant to which Pershing Square would acquire additional shares of the Company’s common stock in a merger transaction between the Company and a newly formed merger subsidiary of Pershing Square Holdco, L.P., upon the consummation of which Pershing Square would own a majority of the Company’s common stock. On February 18, 2025, Pershing Square announced that it had withdrawn the January 13 Pershing Square Proposal and submitted a modified proposal (the “Revised Proposal”) under which it would purchase from the Company $900 million of the Company’s Common Stock for $90 per share.

On March 3, 2025, the Special Committee responded to Pershing Square indicating that the Revised Proposal was not acceptable in its current form. Also on March 3, 2025, the Special Committee announced that it had entered into a standstill agreement with Pershing Square to facilitate further discussions to explore potential alternatives. The parties have since entered into extensions of the term of the standstill through May 30, 2025, unless further extended.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed for professional services by KPMG LLP for the years ended December 31, 2024 and 2023:

	December 31,
	2024	2023
Audit Fees(1)	$2,652,794	$2,984,840
Audit-Related Fees(2)(3)	$2,332,726	$384,179
Tax Fees	$—	$—
All Other Fees	36,300	—
Total Fees	$5,021,820	$3,369,019
(1)	Includes fees and expenses primarily for the audit of the Company’s consolidated financial statements included in the Form 10-K, including the audit of the effectiveness of the Company’s internal control over financial reporting, and the reviews of the Company’s consolidated financial statements included in the Forms 10-Q, as well as comfort letters and consents.
(2)	Includes fees for the audits of certain joint ventures and wholly owned subsidiaries of the Company.
(3)	2024 audit-related fees include fees and expenses of KPMG for work related to the Spinoff.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee’s policy is to require the pre-approval of all audit and non-audit services provided to the Company by its independent registered public accounting firm (except for items exempt from pre-approval requirements under applicable laws and rules) to assure that the provision of such services does not impair the firm’s independence. All audit and non-audit services were pre-approved by our Audit Committee in accordance with the pre-approval requirements set forth in its charter.

PART IV

Item 15. Exhibits and Financial Statement Schedule

(a)       None

(b)       Exhibits.

The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Filing. The following list of exhibits” sets forth the additional exhibits required to be filed with this Amendment and is incorporated herein by reference in response to this Item.

Exhibit No.	Description of Exhibit

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

+	Filed herewith
++	Furnished herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Howard Hughes Holdings Inc.

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	April 30, 2025

ANNEX A

Reconciliation of Non-GAAP Measures

Below are GAAP to non-GAAP reconciliations of certain financial measures, as required under Regulation G of the Securities Exchange Act of 1934. Non-GAAP information should be considered by the reader in addition to, but not instead of, the financial statements prepared in accordance with GAAP. The non-GAAP financial information presented may be determined or calculated differently by other companies and may not be comparable to similarly titled measures.

The Company has three business segments, Operating Assets, MPC, and Strategic Developments. Earnings before tax (EBT), as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments.

	Operating		Strategic
	Assets	MPC	Developments
thousands	Segment	Segment	Segment	Total
Year ended December 31, 2024
Total revenues	$444,300	$522,925	$783,396	$1,750,621
Total operating expenses	(194,591)	(221,927)	(602,724)	(1,019,242)
Segment operating income (loss)	249,709	300,998	180,672	731,379
Depreciation and amortization	(169,040)	(438)	(7,255)	(176,733)
Interest income (expense), net	(138,207)	60,473	18,603	(59,131)
Other income (loss), net	822	—	90,534	91,356
Equity in earnings (losses) from unconsolidated ventures	5,819	(11,899)	251	(5,829)
Gain (loss) on sale or disposal of real estate and other assets, net	22,907	—	—	22,907
Gain (loss) on extinguishment of debt	(465)	—	—	(465)
Provision for impairment	—	—	—	—
Segment EBT	$(28,455)	$349,134	$282,805	$603,484
Corporate income, expenses and other items				(238,085)
Income (loss) from continuing operations before income taxes				365,399

Net Operating Income (NOI)

We define NOI as operating revenues (rental income, tenant recoveries, and other revenue) less operating expenses (real estate taxes, repairs and maintenance, marketing, and other property expenses). NOI excludes straight-line rents and amortization of tenant incentives, net; interest expense, net; ground rent amortization; demolition costs; other income (loss); depreciation and amortization; development-related marketing costs; gain on sale or disposal of real estate and other assets, net; loss on extinguishment of debt; provision for impairment; and equity in earnings from unconsolidated ventures. This amount is presented as Operating Assets NOI throughout this document. Total Operating Assets NOI represents NOI as defined above with the addition of our share of NOI from unconsolidated ventures.

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

Year
Ended December 31,
thousands	2024
Operating Assets segment EBT	$(28,455)
Add back:
Depreciation and amortization	169,040
Interest (income) expense, net	138,207
Equity in (earnings) losses from real estate and other affiliates	(5,819)
(Gain) loss on sale or disposal of real estate and other assets, net	(22,907)
(Gain) loss on extinguishment of debt	465
Impact of straight-line rent	(4,770)
Other	(306)
Operating Assets NOI	$245,455
Company’s Share NOI – Equity Investees	8,310
Distributions from Summerlin Hospital Investment	3,242
Total Operating Assets NOI	$257,007

Cash G&A

The Company defines Cash G&A as General and administrative expense less non-cash stock compensation expense. Cash G&A is a non-GAAP financial measure that we believe is useful to our investors and other users of our financial statements as an indicator of overhead efficiency without regard to non-cash expenses associated with stock compensation. However, it should not be used as an alternative to general and administrative expenses in accordance with GAAP.

Year Ended
December 31,
thousands	2024
General and Administrative
General and administrative (G&A)	$91,752
Less: Non-cash stock compensation	(9,104)
Cash G&A	$82,648

Condominium Gross Profit

Adjusted condo gross profit is a non-GAAP financial measure that we believe is useful to our investors and other users of our financial statements as an indicator of gross profit related to condominium sales closed in each period. This measure excludes costs in Condominium rights and unit cost of sales related to the remediation of construction defects at Waiea tower and costs related to a settlement agreement reached for the reimbursement of Waiea remediation costs.

Year Ended
December 31,
thousands	2024
Condominium Gross Profit
Condominium rights and unit sales	$778,616
Adjusted condominium rights and unit cost of sales(a)	(567,483)
Condominium adjusted gross profit	$211,133
(a)	Excludes $15.1 million charge in 2024 for the estimated costs and settlement related to construction defects at the Waiea tower.