Form 10-K
period 2025-12-31
Howard Hughes Holdings Inc.
filed 2026-02-19
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(MARK ONE)
☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☐  No ☒
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2.2 billion based on the closing sale price as reported on the New York Stock Exchange on June 30, 2025, the last trading day of the registrant’s second quarter.
The number of shares of common stock, $0.01 par value, outstanding as of February 12, 2026 was 59,636,343.
DOCUMENTS INCORPORATED BY REFERENCE Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K. The registrant intends to file its Proxy Statement with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2025.

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

Forward-looking statements include statements regarding:

–the expected changes to our strategy following the transactions with Pershing Square
–accelerated growth in our core Master Planned Communities assets
–expected performance of our stabilized, income-producing properties and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–planned acquisitions, including the acquisition of Vantage, and our ability to integrate and realize the economic benefits of acquired businesses
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties
–estimates of our future liquidity, development opportunities, development spending and management plans; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, and achievements to materially differ from any future results, performance, and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to realize the anticipated benefits of the transactions with Pershing Square and our new strategy of becoming a diversified holding company
–our ability to identify and consummate transactions as part of our strategy of becoming a diversified holding company
–risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to our existing real estate business
–our ability to satisfy the conditions to closing and consummate the proposed acquisition of Vantage (Vantage Transaction), integrate it into our operations, and realize the financial benefits currently anticipated from such acquisition
–our ability to realize the anticipated benefits of the spinoff of Seaport Entertainment Group Inc. that we completed in 2024
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy, including any adverse business or economic conditions in the homebuilding, condominium-development, retail, and office sectors
–changes in trade policies, including tariffs or duties on construction or homebuilding materials, potential retaliatory actions by other countries, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–interest rate volatility and inflation
–the availability of debt and equity capital
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–general inflation, including core and wage inflation; commodity and energy price and currency volatility; as well as monetary, fiscal and policy interventions in anticipation of our reaction to such events, including changes in interest rates
HHH 2025 FORM 10-K | 2

Table of Contents Index to Financial Statements
–mismatch of supply and demand, including interruptions of supply lines
–extreme weather conditions or climate change, including natural disasters, that may cause property damage or interrupt business
–the impact of water and electricity shortages
–contamination of our property by hazardous or toxic substances
–terrorist activity, acts of violence, or breaches of our or our vendors’ data security
–losses that are not insured or exceed the applicable insurance limits
–our ability to lease new or redeveloped space
–our ability to obtain the necessary governmental permits for the development of our properties and necessary regulatory approvals pursuant to an extensive entitlement process involving multiple and overlapping regulatory jurisdictions, which often require discretionary action by local governments
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portion of our business that is dedicated to the formation and sale of condominiums, including regulatory filings to state agencies, additional entitlement processes, and requirements to transfer control to a condominium association’s board of directors in certain situations, as well as potential defaults by purchasers on their obligations to purchase condominiums
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks
–our ability to attract and retain key personnel
–our ability to collect rent and attract tenants
–our indebtedness, including our $750,000,000 5.375% senior unsecured notes due 2028, $650,000,000 4.125% senior unsecured notes due 2029 and $650,000,000 4.375% senior unsecured notes due 2031, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our inability to control certain of our properties due to the joint ownership of such property and our inability to successfully attract desirable strategic partners
–our dependence on the operations and funds of our subsidiaries, including The Howard Hughes Corporation
–catastrophic events or geopolitical conditions, such as international armed conflicts, or the occurrence of epidemics or pandemics; and
–the other risks described in Item 1. Business, Item 1A. Risk Factors and Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report

Any factor could, by itself, or together with one or more other factors, adversely affect our business, results of operations, plans, objectives, future performance, or financial condition. Other factors not described in this Annual Report also could cause results to differ from our expectations. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report. Except as may be required by law, we undertake no obligation to modify or revise any forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report.

HHH 2025 FORM 10-K | 3

BUSINESS	Table of Contents Index to Financial Statements

PART I

Item 1.  Business

OVERVIEW

Business Overview Howard Hughes Holdings Inc. (HHH or the Company) is a holding company that owns a real estate development subsidiary, The Howard Hughes Corporation (HHC). Through HHC, the Company operates a large‑scale, mixed‑use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income‑producing properties. Our award-winning assets include one of the nation's largest portfolios of MPCs, spanning approximately 101,000 gross acres across five states. We create some of the most sought-after communities in the country by curating an environment tailored to meet the needs of our residents and tenants. This unique business model allows us to seek attractive risk-adjusted returns while maintaining a sharp focus on sustainability to ensure our communities are equipped with the resources to last several decades.

In 2025, the Company began executing a long-term strategy to transition from a pure-play real estate company to a diversified holding company. On May 5, 2025, the Company sold 9,000,000 newly issued shares of the Company’s common stock to Pershing Square for an aggregate purchase price of $900 million, with the expectation that the proceeds from the transaction would be used to acquire or make investments in other operating companies (Pershing Square Issuance).

On December 18, 2025, we announced that we have entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. If completed, the combination of HHH’s corporate holding structure and Vantage’s insurance expertise creates the opportunity to advance the insurance company’s growth using reinvested real estate cash flows while continuing to invest in HHH’s core real estate development business.

Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 2 - Pershing Square in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Available Information HHH was incorporated in Delaware on August 11, 2023, and its predecessor, The Howard Hughes Corporation (HHC), was incorporated in Delaware on July 1, 2010.

Our website address is www.howardhughes.com. Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and other publicly filed documents, including all exhibits filed therewith, are available and may be accessed free of charge through the Investors section of our website under the Financial Reporting subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the Securities and Exchange Commission (SEC) at www.sec.gov. Also available through the Investors section of our website are reports filed by our directors and executive officers on Forms 3, 4, and 5, and amendments to those reports. Our website and included or linked information on the website are not incorporated into this Annual Report on Form 10-K. From time to time, we use our website as a means of disclosing material information and for complying with our disclosure obligations under SEC Regulation FD (Fair Disclosure). Accordingly, investors should monitor the Investors section of our website in addition to following the Company’s press releases, SEC filings, public conference calls, presentations and webcasts.

HHH 2025 FORM 10-K | 4

BUSINESS	Table of Contents Index to Financial Statements

BUSINESS SEGMENTS

HHH operates through three business segments: Operating Assets, MPCs, and Strategic Developments. We create a continuous value-creation cycle through operational and financial synergies associated with these three business segments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, multifamily, and hospitality offerings. We build these commercial properties through our Strategic Developments business at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to our Operating Assets segment, which increases recurring Net Operating Income (NOI), further funding our Strategic Developments. New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market. This increased demand for residential land generates more cash flow from MPCs, thus continuing the value-creation cycle.

The following further describes our three business segments and provides a general description of the assets comprising these segments. Refer to Item 2. Properties for additional detail on individual properties, including assets by reportable segment, geographic location, and predominant use at December 31, 2025. This section should be referred to when reading Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, which contains information about our financial results and operating performance for our business segments. Financial information about each of our segments is presented in Note 19 - Segments in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

Operating Assets

We have developed many of the assets in our Operating Assets segment since the Company’s inception in 2010. As of December 31, 2025, we had 77 Operating Assets, including our investments in unconsolidated ventures, consisting of 13 retail properties, 37 office properties, 18 multifamily properties, and 9 other operating properties or investments. Excluding our projects under construction, we own approximately 9.3 million square feet of retail and office space and 5,855 multifamily units.

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

HHH 2025 FORM 10-K | 5

BUSINESS	Table of Contents Index to Financial Statements

Master Planned Communities

As of December 31, 2025, our portfolio of MPCs was comprised of Summerlin in Las Vegas; The Woodlands, The Woodlands Hills and Bridgeland in the Houston region; and Teravalis in the Phoenix region. Our MPC segment includes the development and sale of residential and commercial land, primarily in large-scale, long-term projects. These developments often require decades of investment and continued focus on the changing market dynamics surrounding these communities. We believe that the long-term value of our MPCs remains strong because of their competitive positioning in their respective markets, our in-depth experience in diverse land-use planning, and the fact that we have substantially completed the entitlement processes within the majority of our communities.

Our MPCs have won numerous awards for design excellence and for community contribution. Summerlin and Bridgeland were again ranked by RCLCO, capturing tenth and eleventh top-selling master planned communities in the nation, respectively, for the year ended December 31, 2025.

We expect the competitive position, desirable locations, and land development expertise to drive the long-term growth of our MPCs. As of December 31, 2025, our MPCs, including Floreo, our unconsolidated joint venture in the Phoenix region, include approximately 34,000 acres of land available for sale or development. Residential sales, which are generated primarily from the sale of finished lots and undeveloped superpads to residential homebuilders and developers, include standard and custom parcels designated for detached and attached single-family homes and range from entry-level to luxury homes. Superpad sites are generally 10- to 25-acre parcels of unimproved land where we develop and construct the major utilities (water, sewer, and storm drainage) and roads to the borders of the parcel, and the homebuilder completes the on-site utilities, roads, and finished lots. Revenue is also generated through builder price participation with homebuilders.

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

Strategic Developments

Our Strategic Developments segment consists of various development or redevelopment projects, including developments within our MPCs that will transition to Operating Assets upon completion and condominium towers at Ward Village in Hawai‘i and The Woodlands. Many of these developments require extensive planning and expertise in large-scale and long-range development to maximize their highest and best uses. The strategic process is complex and unique to each asset and requires ongoing assessment of the changing market dynamics prior to the commencement of construction. We must study each local market, determine the highest and best use of the land and necessary improvements to the area, obtain entitlements and permits, complete architectural design and construction drawings, secure tenant commitments, and obtain and commit sources of capital.

We are in various stages of predevelopment or execution of our strategic plans for many of these assets based on market conditions. As of December 31, 2025, five properties were under construction and not yet placed into service. We generally obtain construction financing to fund a significant amount of the costs associated with developing these assets.

HHH 2025 FORM 10-K | 6

BUSINESS	Table of Contents Index to Financial Statements

COMPETITIVE STRENGTHS AND COMPETITION

Our assets are located across the United States, with the vast majority of the assets in Operating Assets segment located within our MPCs. This helps us achieve scale and, in most cases, critical mass, which leads to pricing power in lease and vendor negotiations; increased ability to attract, hire, and retain the best local leadership and leasing teams; flexibility to meet changing customer demands; and enhanced ability to identify and capitalize on emerging opportunities. Our MPCs, including Floreo, our unconsolidated joint venture, contain approximately 21,000 residential acres of land remaining to be developed and sold in high-demand geographic areas. In addition to the residential land, our MPCs contain approximately 13,000 acres designated for commercial development or sale to non-competing users such as hospitals.

Competitive Strengths We distinguish ourselves from other real estate companies through the following competitive strengths:

–Self-Funded Business Plan. One of our key differentiators is our ability to self-fund significant portions of our new development without having to dispose of our recently completed developments. Our residential land sales, recurring NOI, and profits on the sales of condominium units generate substantial amounts of free cash flow, which is used to fund the equity required to execute our many development opportunities. From time to time, we may also allocate a portion of this cash flow to support the growth and capitalization of any newly acquired businesses, such as the proposed Vantage acquisition, while maintaining the capacity to fund our existing development opportunities. Furthermore, we are not required to pay dividends, nor are we restricted from investing in any asset type, amenity, or service, unlike many other real estate companies, which are limited in their activities because they have elected to be taxed as a real estate investment trust (REIT). We believe our structure currently provides us with significant financial and operating flexibility to maximize the value of our portfolio.

–Track Record of Value Creation. We have completed development of various office, retail, and multifamily properties since 2011. These developments are projected to generate a 8.8% yield on cost, a significant spread over market cap rates which, in turn, has generated meaningful value for our stockholders. These returns exclude condominium developments as they do not result in recurring NOI. We have either opened or started construction on 11 condominium towers, with approximately 99% of the units sold or pre-sold as of December 31, 2025.

–Unique, Diverse Portfolio. We own a portfolio with many diverse market-leading assets with a combination of steady cash flow and longer-term value creation opportunities.

–Significant Value Creation Opportunity. We believe we have found the optimal mix of price point and product in the Honolulu market for condominium development as evidenced by the demand for our condominium projects. As of December 31, 2025, we have two condominium towers under construction that are 96% pre-sold representing $1.5 billion of contracted future revenue and three condominium towers in predevelopment that are 66% pre-sold representing $2.0 billion of contracted future revenue. Additionally, the State of Hawai’i has approved amendments to the local development rules to include updated guidelines for smart growth in areas including Ward Village. The Company estimates this amendment increases its potential residential entitlements in Ward Village between 2.5 to 3.5 million gross square feet, which could be used for the development of additional condominium towers in future years.

–Flexible Balance Sheet. We ended the year with $1.5 billion of cash on hand. As of December 31, 2025, our total debt equaled approximately 48% of the book value of our total assets, which we believe is significantly less than our market value. Our net debt, which includes our share of debt of unconsolidated ventures less cash and Special Improvement District and Municipal Utility District receivables, equaled approximately 39% of our total enterprise value. Unconsolidated ventures refer to partnerships or joint ventures primarily for the development and operation of real estate assets.

–Sustainability Strategy. Our communities provide an exceptional lifestyle that has made them among the most sought-after places to live and work in the country. Sustained migration into The Woodlands, Bridgeland, and Summerlin reinforces that thoughtful planning is highly attractive as residents, CEOs, and commercial tenants are seeking and expecting a committed approach to sustainability and community health and wellness. We integrate sustainability initiatives into the planning, development, and operation of our MPCs by promoting access to green spaces, reducing energy use and carbon emissions, conserving water, protecting biodiversity, and supporting healthy living. We pursue sustainability certifications, including Leadership in Energy and Environmental Design (LEED), where appropriate by asset type and market conditions, and voluntarily report on our sustainability efforts through the annual Global Real Estate Sustainability Benchmark (GRESB) and S&P Global Corporate Sustainability Assessment. Additional details are available in our most recent annual Sustainability Report, which can be found in the Investors section of the Company’s website (https://investor.howardhughes.com/news-events/presentations).
HHH 2025 FORM 10-K | 7

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

HUMAN CAPITAL

As of December 31, 2025, the Company employed approximately 500 individuals, with the majority serving in full-time roles across various U.S. locations. Our employees are fundamental to our core operations and represent a vital asset to the organization. The ongoing effectiveness of our strategy and the generation of sustainable value for the company are contingent upon our capacity to attract, develop, and retain exceptional talent.

Our commitment to community building is reflected in the creation of spaces that empower employees to prosper both professionally and personally. To further promote growth, employees have access to a variety of valuable resources. These include tuition reimbursement programs, support for managing student debt, and financial wellness workshops, all aimed at enhancing financial literacy and stability. Customized training initiatives focus on professional development as well as compliance and ethics education, reinforcing our dedication to integrity and career advancement throughout the organization. In 2025, the Company invested in various training initiatives, including the introduction of our leadership development program. This initiative underscores our ongoing investment in developing future leaders and supporting the professional aspirations of our workforce.

Our talent management processes are structured to ensure that the appropriate skills are aligned with the correct roles at the optimal time. We monitor voluntary and involuntary turnover, as well as time to fill for critical positions, to assess the effectiveness of our recruiting, onboarding, and retention initiatives. This allows us to adjust our talent strategies as needed.

The company's comprehensive benefits program includes robust healthcare coverages including voluntary benefits for unexpected life events, wellness incentives for all life stages, up to 12 weeks of fully paid parental leave, adoption and surrogacy support, a 401(k)-match program for retirement planning, and other plans like commuter benefits and pet insurance to meet the needs of our diverse workforce. The Company remains deeply committed to community impact through our HHCares program, which supported 178 local charities in 2025 through monetary donations and employee volunteerism. Our employees collectively volunteered approximately 3,150 hours, showcasing their dedication to strengthening communities where we live and work.

At HHH, we recognize that our people are at the heart of our organization and the communities we serve. By investing in their development, well-being, and community impact, we continue to build a foundation for success that drives meaningful change.
HHH 2025 FORM 10-K | 8

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

HHH 2025 FORM 10-K | 9

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

RISKS RELATED TO OUR INDUSTRY, MARKET, AND CUSTOMERS

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

The ability of the ultimate buyers of condominiums to finance their purchases is generally dependent on their personal savings and availability of third-party financing. Consequently, the demand for condominiums could be adversely affected by increases in interest rates, unavailability of mortgage financing, increasing housing costs, and unemployment levels. Levels of income and savings, including retirement savings, available to condominium purchasers can be affected by declines in the capital markets. Any significant increase in the mortgage interest rates or decrease in available credit could reduce consumer demand for housing, and result in fewer condominium sales, which may have an adverse effect on our business, financial condition, and results of operations.

Purchasers may default on their obligations to purchase condominiums.

We enter into contracts for the sale of condominium units that generally provide for the payment of a substantial portion of the sales price at closing when a condominium unit is ready to be delivered and occupied. A significant amount of time may pass between the execution of a contract for the purchase of a condominium unit and the closing thereof. The rate of defaults may increase from historical levels due to the personal finances of purchasers being negatively impacted as a result of changing macroeconomic and other conditions, including slow growth or recession, interest rate volatility, trade policies, high unemployment, inflation, and/or tighter credit. Defaults by purchasers to pay any remaining portions of the sales prices for condominium units under contract may have an adverse effect on our business, financial condition, and results of operations.

Downturn in tenants’ businesses may reduce our revenues and cash flows.

A tenant may experience a downturn in its business, due to a variety of factors including rising inflation or supply chain issues, which may weaken its financial condition and result in its failure to make timely rental payments or result in defaults under our leases. The rate of defaults may increase from historical levels due to tenants’ businesses being negatively impacted by interest rate volatility or trade policies. In the event of default by a tenant, we may experience delays in enforcing our rights as the landlord and may incur substantial costs in protecting our investment.

HHH 2025 FORM 10-K | 10

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

Many of the properties we own are located in the same or in a limited number of geographic regions, including Arizona, Texas, Hawai‘i, Nevada, and Maryland. Our operations at the properties in these states are generally subject to significant fluctuations by various factors that are beyond our control such as the regional and local economy, which may be negatively impacted by material relocation by residents, industry slowdowns, plant closings, increased unemployment, lack of availability of consumer credit, levels of consumer debt, housing market conditions, adverse weather conditions, natural disasters, climate change and other factors, as well as the local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods and the availability and creditworthiness of current and prospective tenants.

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
HHH 2025 FORM 10-K | 11

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

Additionally, Summerlin and Teravalis may be negatively impacted by changes in temperature due to climate change, increased stress on water supplies caused by climate change and population growth and other factors over which we have no control.

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
HHH 2025 FORM 10-K | 12

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

HHH 2025 FORM 10-K | 13

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

In particular, recent executive actions and trade policies implemented or proposed by the current U.S. administration, including the imposition or threat of significant tariffs on imported goods, including construction materials and other critical
HHH 2025 FORM 10-K | 14

RISK FACTORS	Table of Contents Index to Financial Statements
supplies, could increase our costs and reduce availability of necessary materials. These tariffs, as well as potential retaliatory measures by other countries, may further impact global trade flows, exacerbate inflation, and contribute to interest rate volatility or general economic uncertainty. Such factors could negatively impact our business partners, employees, and customers or otherwise adversely affect our financial condition and results of operations.

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

In 2024, we completed the spinoff of Seaport Entertainment Group Inc. into an independent publicly traded company, and we may not achieve some or all of the Spinoff’s expected benefits.

On July 31, 2024, we completed the spinoff of Seaport Entertainment Group Inc. (the Spinoff), as an independent, publicly traded company. In structuring and completing the Spinoff, we anticipated certain benefits that may not be achieved, may be delayed, or may be less advantageous than we anticipate for a variety of reasons. Following the Spinoff, we may be more susceptible to market fluctuations and other adverse events than prior to the Spinoff, and our business is less diversified than the combined businesses prior to the Spinoff.

RISKS RELATED TO OUR NEW HOLDING COMPANY STRATEGY AND OUR RELATIONSHIP WITH PERSHING SQUARE

Pershing Square has the ability to influence our policies and operations and its interests may not in all cases be aligned with other stockholders.

Pershing Square beneficially owns approximately 46.7% of our outstanding common stock as of February 12, 2026. Mr. William Ackman, the Chief Executive Officer of Pershing Square, is the Executive Chairman of our board of directors. Additionally, Mr. Ryan Israel, the Chief Investment Officer of Pershing Square, is our Chief Investment Officer and a member of our board of directors, and Mr. Ben Hakim, the President of Pershing Square, is a member of our board of directors.

On May 5, 2025, HHH entered into a Share Purchase Agreement (Purchase Agreement), by and between HHH and Pershing Square Holdco, L.P. (PS Holdco), pursuant to which HHH sold to PS Holdco 9,000,000 newly issued shares of the Company’s common stock for an aggregate purchase price of $900 million. In connection with the Purchase Agreement, we also entered into several other agreements with Pershing Square, including a Services Agreement and a Shareholder Agreement.

Pursuant to the terms of the Services Agreement, Pershing Square will support the Company’s new diversified holding company strategy by providing services to the Company, such as (i) investment advisory services, (ii) making recommendations with respect to hedging, balance sheet optimization, and capital allocation, (iii) executing transactions, (iv) assisting the Company with business and corporate development functions, (v) making voting recommendations for the Company’s investments, (vi) assisting with and advising on fundraising, (vii) monitoring operations of the Company and its investments, subject to the day-to-day authority and responsibility of management of the Company, (viii) providing recommendations for persons to serve as designees or deputies of the Chief Investment Officer, (ix) engaging and supervising third-party service providers, (x) making dividend payment recommendations, and (xi) providing other services as may be agreed upon. The Services Agreement has an initial ten-year term and will have successive renewal terms of ten years. The Company pays Pershing Square a quarterly base advisory fee of $3.75 million and a quarterly variable advisory fee equal to 0.375% of the excess value of the quarter-end stock price of the Company’s common stock minus
HHH 2025 FORM 10-K | 15

RISK FACTORS	Table of Contents Index to Financial Statements
the reference price of $66.15, multiplied by existing share count as of the transaction date, which will not increase with the issuance of new shares of common stock.

Among other things, the Shareholder Agreement provides that, at any meeting of stockholders where directors are to be elected, (a) so long as PS Holdco, Pershing Square and their respective affiliates, including investment funds managed by one or more affiliates (collectively, the Purchaser Group), beneficially own at least 17.5% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco may nominate for election a number of directors equal to 25% of the total number of members of the Board as constituted after giving effect to such election, rounded up (e.g., three directors in the case of an 11-member Board) (such director, a PS Board Designee), and (b) so long as the Purchaser Group beneficially owns less than 17.5% but at least 10% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco may nominate for election a number of PS Board Designees equal to 10% of the total number of members of the Board as constituted after giving effect to such election, rounded up (e.g., two directors in the case of an 11-member Board). If the Purchaser Group owns less than 10% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco no longer has the right to nominate any PS Board Designees. William A. Ackman, Ben Hakim, and Ryan Israel currently serve as the PS Board Designees.

Accordingly, Pershing Square has the ability to influence our policies and operations, including the appointment of management, business development and investment strategies, future issuances of our common stock or other securities, the payment of dividends, if any, on our common stock, the incurrence or modification of debt by us, amendments to our amended and restated certificate of incorporation and amended and restated bylaws and the entering into of extraordinary transactions, and its interests may not in all cases be aligned with other stockholders’ interests.

Our recent shift in business strategy, including the planned acquisition of Vantage, will create additional and different risks than those we face in our existing real estate business.

Since the announcement of our transaction with Pershing Square in May 2025, we have been executing on our strategy to become a diversified holding company, including by entering into the Purchase and Sale Agreement with Vantage on December 17, 2025, pursuant to which the Company will acquire Vantage for a purchase price of $2.1 billion (subject to certain adjustments). As part of this strategy, we expect to acquire controlling stakes in high-quality, durable growth public and private operating companies while continuing to invest in and grow our core real estate development and Master Planned Communities business. In embarking on this changed strategy, we are subject to risks such as being unable to identify and consummate transactions (including the Vantage Transaction) as part of the new strategy, as well as risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to our existing real estate business. Sources of risk arising from these types of transactions include financial, accounting, tax, and regulatory challenges; difficulties with integration, business retention, execution of strategy, unforeseen liabilities or market conditions; and other managerial or operating risks and challenges. Any future transactions could also subject us to risks such as failure to obtain appropriate value, post-closing claims being levied against us, and disruption to our other businesses during the negotiation or execution process or thereafter. Risk-mitigating provisions that we put in place in the course of negotiating and executing these transactions, such as due diligence efforts and indemnification provisions, may not be sufficient to fully address these risks and contingencies.

We may be unable to realize the anticipated benefits of the transactions with Pershing Square, the Vantage Transaction, and/or our new strategy, which could adversely impact our financial condition, results of operations, cash flows, the quoted trading price of our securities, and our ability to satisfy our debt service obligations.

FINANCIAL RISKS

Our indebtedness and changing interest rates could adversely affect our business, prospects, financial condition, or results of operations and prevent us from fulfilling our obligations under our senior unsecured notes and loan agreements.

As of December 31, 2025, our total consolidated debt was approximately $5.1 billion of which $2.1 billion was recourse to the Company or one of its subsidiaries. In addition, as of December 31, 2025, we had $6.6 million of recourse guarantees associated with undrawn financing commitments. As of December 31, 2025, our proportionate share of the debt of our unconsolidated ventures was $215.5 million based upon our economic interest. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo.

Subject to the limits contained in the indentures governing the $600 million Bridgeland Notes due 2029, the $750 million 5.375% senior unsecured notes due 2028, the $650 million 4.125% senior unsecured notes due 2029, and the $650 million 4.375% senior unsecured notes due 2031 (collectively, the senior unsecured notes), and any limits under our
HHH 2025 FORM 10-K | 16

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
–making it more difficult for us to satisfy our obligations with respect to our indebtedness, including the senior unsecured notes and loan agreements
–limiting our ability to obtain additional financing to fund future working capital, capital expenditures, debt service requirements, execution of our business strategy, or finance other general corporate requirements
–requiring us to make non-strategic divestitures, particularly when the availability of financing in the capital markets is limited, which may adversely impact sales prices
–requiring a substantial portion of our cash flow to be allocated to debt service payments instead of other business purposes, thereby reducing the amount of cash flow available for working capital, capital expenditures, acquisitions, dividends, and other general corporate purposes
–increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given that certain indebtedness bears interest at variable rates
–limiting our ability to capitalize on business opportunities, reinvest in and develop properties, and to react to competitive pressures and adverse changes in government regulations
–placing us at a disadvantage compared to other less leveraged competitors, if any
–limiting our ability, or increasing the costs, to refinance indebtedness
–resulting in an event of default if we fail to satisfy our obligations under our indebtedness, which default could result in all or part of our indebtedness becoming immediately due and payable and, in the case of our secured debt, could permit the lenders to foreclose on our assets securing such debt

The indentures governing our senior unsecured notes, the loan agreements, and our other debt agreements contain restrictions that may limit our ability to operate our business.

The indentures governing our senior unsecured notes contain certain restrictions that may limit our ability to operate. In addition, the loan agreements contain representations and covenants customary for loan agreements of this type, including financial covenants related to maintenance of interest coverage ratios and loan-to-value ratios with respect to the certain mortgaged properties, taken as a whole. The loan agreements also contain customary events of default, certain of which are subject to cure periods. These restrictions limit our ability or the ability of certain of our subsidiaries to, among other things:
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
HHH 2025 FORM 10-K | 17

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

Adverse changes in our credit ratings could increase our financing costs and limit market access.

We and certain of our subsidiaries may be evaluated by one or more nationally recognized credit rating agencies. Ratings reflect each agency’s assessment of factors such as liquidity, leverage, capital structure, cash flow stability, asset quality, business profile, corporate governance, and market conditions, and they can be downgraded, placed on negative watch, revised in outlook, or withdrawn at any time. A downgrade or other adverse action, or the announcement of a review, could increase interest rates and fees on new or existing debt; narrow the pool of investors willing or permitted to invest in our securities; require additional collateral, tighter covenants, shorter maturities, or other unfavorable terms; and reduce the trading price and liquidity of our securities. These outcomes could raise our overall cost of capital, constrain access to bank and capital markets, reduce financial flexibility, and impair execution of our strategy and our ability to meet obligations, any of which could materially adversely affect our business, financial condition, results of operations, and cash flows.

We may be unable to refinance our indebtedness on favorable terms, or at all.

We have a substantial amount of indebtedness, a significant portion of which will mature in the coming years. Our strategy assumes continued access to the debt capital markets and other financing sources to refinance existing indebtedness, including property‑level mortgage loans, construction and development facilities, and unsecured or recourse borrowings, often before maturity. Our ability to refinance our indebtedness on favorable terms, or at all, depends on factors beyond our control, including conditions in the credit and capital markets (such as interest rates, spreads, and lender appetite for real estate and construction lending); our leverage, liquidity, interest coverage and credit ratings; the performance and values of properties securing our debt and our broader portfolio; changes in banking and other financial regulations; and broader macroeconomic, geopolitical, and industry developments.

If we cannot refinance maturing indebtedness on acceptable terms, we may be forced to seek alternative financing on less favorable terms, use more of our available liquidity, sell assets, on disadvantageous terms or at unfavorable times in the market, delay or cancel development, redevelopment, or other capital projects, or issue equity or equity‑linked securities that could be dilutive to existing stockholders. Even if refinancing is available, it may be at higher interest rates or subject to more restrictive covenants, which could increase our interest expense, reduce our financial flexibility, and constrain our ability to invest in our existing properties and development pipeline or pursue new investment opportunities. Failure to refinance, repay, or otherwise address maturing indebtedness could lead to defaults, acceleration, foreclosure on collateral, and potential cross defaults or cross accelerations, any of which could materially adversely affect our business, financial condition, results of operations, cash flows, and ability to service our debt.

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
HHH 2025 FORM 10-K | 18

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

Certain provisions of the Internal Revenue Code could limit our ability to fully utilize certain tax assets if we were to experience a change in control. As of December 31, 2025, we had approximately $708.6 million of federal net operating loss carryforwards. If certain change in control events were to occur, the cash flow benefits we might otherwise have received could be decreased.

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
HHH 2025 FORM 10-K | 19

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

HHH 2025 FORM 10-K | 20

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

HHH 2025 FORM 10-K | 21

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

Our stock price may be volatile.

The trading price of our common stock may be volatile due to the stock market’s routine periods of large or extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies, including ours. Factors that could affect our trading price include the following:
–results of operations that vary from the expectations of securities analysts and investors, including our ability to consummate and achieve the anticipated benefits of the Vantage Transaction
–changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors
–announcements by us or our competitors of new significant real-estate developments, acquisitions, joint ventures, other strategic relationships or actions, capital commitments, or responses to these events
–changes in general economic or market conditions, including increases in interest rates, or trends in our industry or markets
–future sales of our common stock or other securities
–guidance, if any, that we provide to the public, any changes in this guidance, or our failure to meet this guidance
–the sustainability of an active trading market for our stock
–changes in accounting principles
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

We are exposed to risks related to the adoption and use of artificial intelligence (AI).

We are subject to various risks associated with the adoption and utilization of AI technologies by both our company and our competitors. The inherent complexity and rapid evolution of AI technology may hinder our ability to effectively implement these capabilities, potentially leading to significant costs without corresponding benefits to our business or customer value. Our AI implementations may result in errors or unintended outcomes due to algorithmic flaws, inadequate training data, or inherent biases, which could expose us to liability and reputational damage. Additionally, we face competitive risks if our adoption of AI or other machine learning technologies is not done timely or as effectively as that of our competitors. AI technology also presents unique challenges related to data privacy, cybersecurity, and ethical considerations, which could impact our business operations. The regulatory landscape is continuously evolving, with new laws and regulations being proposed or enacted by various jurisdictions. Compliance with these diverse requirements could increase our operational costs, and any actual or perceived regulatory violations could subject us to enforcement
HHH 2025 FORM 10-K | 22

RISK FACTORS	Table of Contents Index to Financial Statements
actions, penalties, and reputational harm. The combined effect of these interrelated risks could materially and adversely affect our business operations, financial condition, and competitive position.

The technologies or models we rely upon may undergo major updates or shifts while our AI features are already live in the market. Such updates could force us to retrain or redeploy our own AI systems at inopportune times, increasing our costs and delaying upgrades or product releases. Furthermore, the vendor might unexpectedly discontinue certain features or stop supporting the version on which our platform depends. Any such mid-deployment disruption could result in downtime, diminished accuracy or usability, and ultimately damage our brand reputation and customer experience.

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

Anti-takeover provisions in our certificate of incorporation, our by-laws, Delaware law, Shareholder Agreement, Standstill Agreement, and certain other agreements may prevent or delay an acquisition of us, which could decrease the trading price of our common stock.

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

In connection with the Pershing Square Issuance, we granted a waiver of the applicability of the provisions of Section 203 of the DGCL to Pershing Square Capital Management, L.P., PS Management GP, LLC and William A. Ackman (together, Pershing Square) with respect to Pershing Square’s purchase of our common stock in connection therewith. Also, in connection with the Pershing Square Issuance, we also entered into the Standstill Agreement.

Pursuant to the Standstill Agreement, (i) Pershing Square agreed not to acquire beneficial ownership of more than 47.0% of our common stock and (ii) for all matters being voted on at a stockholder meeting or in a consent solicitation that the Board recommends that stockholders approve, the voting power of the shares held by PS Holdco, Pershing Square and their respective affiliates will be limited to 40% of the total voting power of our outstanding common stock (the voting cap), with the excess of any shares held by them over the voting cap (the excess shares) to be voted in proportion to the votes cast by unaffiliated stockholders. The voting cap applies across all matters, except with respect to voting to elect PS Board Designees, for which no voting cap applies. For all matters being voted on at a stockholder meeting or in a consent solicitation that the Board has recommended that stockholders not approve, PS Holdco, Pershing Square and their respective affiliates may vote all of their shares “against” such matter, or it may vote their shares up to the voting cap “for” such matter, with the excess shares to be voted them in proportion to the votes cast by unaffiliated stockholders.

As such, Pershing Square, a large holder that is able to affect matters requiring approval by Company stockholders, including the election of directors and approval of mergers or other business combination transactions. The Board’s Corporate Governance Guidelines also reflect that it will grant to any stockholder a waiver of the applicability of Section 203 of the DGCL to the acquisition of up to 40% of the Company’s outstanding voting stock upon the request of such stockholder, subject to the Board’s fiduciary duties and applicable law.

These anti-takeover provisions could make it more difficult for a third party to acquire us, even if the third-party’s offer may be considered beneficial by many of our stockholders. As a result, our stockholders may be limited in their ability to obtain
HHH 2025 FORM 10-K | 23

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

The Board of Directors’ Audit Committee governs and oversees HHH’s cybersecurity program. This includes reviewing the cybersecurity program’s strategy and effectiveness, the cybersecurity landscape and emerging threats, and reports from any cybersecurity events. The Audit Committee also oversees cybersecurity and digital strategy and other innovation-related matters that relate to or affect the Company’s internal control systems. Management provides updates to the Audit Committee on a quarterly basis. When appropriate, the Audit Committee will inform the Board of Directors on important matters. Furthermore, the Board of Directors would be notified in accordance with the Company’s incident response plan, of any suspected cyber incidents that may have at least a moderate business impact on the Company.

HHH 2025 FORM 10-K | 24

PROPERTIES	Table of Contents Index to Financial Statements
Item 2.  Properties

Our corporate headquarters is located in The Woodlands, Texas. We also maintain offices at certain of our properties nationwide, including Honolulu, Hawai‘i; Columbia, Maryland; Las Vegas, Nevada; and Scottsdale, Arizona. We believe our present facilities are sufficient to support our operations.

OPERATING ASSETS

In our Operating Assets segment, we own a variety of asset types including approximately 9.3 million square feet of retail and office properties, 5,855 wholly and partially owned multifamily units, and wholly and partially owned other properties and investments. Our assets in this segment are primarily located in and around Houston, Texas (The Woodlands and Bridgeland); Columbia, Maryland (Columbia); Las Vegas, Nevada (Summerlin); and Honolulu, Hawai‘i (Ward Village).

The following table summarizes certain metrics of our office assets within our Operating Assets segment as of December 31, 2025:

Office Assets		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Effective Annual Rent (thousands) (b)	Effective Annual Rent per Square Foot (b)	Year Built / Acquired / Redeveloped
The Woodlands
One Hughes Landing		201,268	78%	$2,524	$16.99	$3,681	$24.78	2013
Two Hughes Landing		200,255	61%	2,799	23.36	4,324	36.09	2014
Three Hughes Landing		325,810	98%	9,049	28.48	13,626	42.88	2016
1725 Hughes Landing Boulevard		340,611	69%	3,430	16.40	4,885	23.35	2015
1735 Hughes Landing Boulevard		319,456	95%	8,071	26.71	11,996	39.70	2015
2201 Lake Woodlands Drive	(c)	22,259	—%	—	—	—	—	2011
Lakefront North		258,058	100%	7,425	28.77	11,881	46.04	2018
8770 New Trails	(c)	180,000	100%	—	—	—	—	2020
9303 New Trails		98,283	51%	1,102	21.98	1,767	35.25	2011
3831 Technology Forest Drive		106,104	93%	1,960	19.94	3,092	31.46	2014
The Woodlands Towers at The Waterway		1,395,599	100%	45,024	32.43	69,213	49.85	2019
3 Waterway Square		227,617	91%	3,200	15.51	4,872	23.62	2013
4 Waterway Square		217,952	90%	804	4.73	1,242	7.32	2011
6 Waterway	(d)	141,763	82%	1,887	23.29	2,757	34.01	2024
1400 Woodloch Forest		94,931	85%	2,636	32.85	2,846	35.48	2011
		4,129,966
Bridgeland
One Bridgeland Green		49,502	80%	568,544	43.27	824,774	62.77	2025
		49,502
Columbia
Columbia Office Properties		67,066	72%	1,302	27.05	1,517	31.51	2004 / 2007
10285 Lakefront Medical Office		85,380	50%	1,063	24.77	1,469	34.21	2024
One Mall North		99,806	37%	1,190	31.81	1,329	35.52	2016
One Merriweather		209,950	94%	8,151	41.18	8,656	43.73	2017
Two Merriweather		124,639	96%	4,496	42.54	4,649	43.98	2017
6100 Merriweather		326,237	98%	11,809	40.56	12,176	41.82	2019
Merriweather Row		925,584	74%	18,890	28.81	19,670	30.00	2012 / 2014
		1,838,662
Summerlin
Aristocrat	(c)	181,534	100%	—	—	—	—	2018
Meridian		147,602	46%	877	34.20	877	34.20	2024
1700 Pavilion		265,898	94%	11,654	47.57	12,137	49.54	2022
One Summerlin		207,292	85%	7,794	44.74	8,187	47.00	2015
Two Summerlin		147,139	100%	5,984	40.67	6,472	43.98	2018
		949,465
Total		6,967,595
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property at December 31, 2025, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2025, divided by the average occupied square feet.
HHH 2025 FORM 10-K | 25

PROPERTIES	Table of Contents Index to Financial Statements
(b)Effective Annual Rent includes base minimum rent and common area maintenance recovery revenue. Effective Annual Rent Per Square Foot is the Effective Annual Rent divided by the average occupied square feet.
(c)These properties are entirely leased by a single tenant. Therefore, the Annualized Base Rent and Effective Annual Rent details have been excluded for competitive reasons. The lease for the single tenant at 2201 Lake Woodlands Drive expired in December 2025.
(d)In 2025, this property was rebranded to 6 Waterway (formerly Waterway Plaza II).

The following table summarizes certain metrics of our retail properties within the Operating Assets segment as of December 31, 2025, and does not include any retail square footage in our multifamily assets:

Retail Properties		Rentable Square Feet	% Leased	Annualized Base Rent (thousands) (a)	Annualized Base Rent Per Square Foot (a)	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park West		72,976	100%	$2,104	$31.76	2019
Grogan’s Mill Retail		31,363	68%	445	30.19	2025
Hughes Landing Retail		125,721	96%	4,419	39.00	2015
1701 Lake Robbins		12,376	100%	551	44.49	2014
20/25 Waterway Avenue		51,688	100%	1,705	37.85	2011
Waterway Square Retail		21,513	100%	876	40.83	2011
		315,637
Bridgeland
Village Green at Bridgeland Central		27,944	90%	661	32.33	2024

Columbia
Color Burst Park Retail		12,410	100%	588	47.42	2020
Rouse Building		89,199	100%	2,285	25.62	2014
		101,609
Summerlin
Downtown Summerlin	(b)	801,010	100%	25,585	38.95	2014 / 2015
Summerlin Grocery Anchored Center		67,147	85%	1,652	28.86	2024
		868,157

Ward Village
Ward Village Retail - Pending Redevelopment		336,616	79%	6,225	23.46	2002
Ward Village Retail - New or Renovated		500,015	84%	19,268	45.64	2012 - 2023
		836,631

Total		2,149,978
(a)Annualized Base Rent is calculated as the monthly Base Minimum Rent for the property at December 31, 2025, multiplied by 12. Annualized Base Rent Per Square Foot is the Annualized Base Rent for the property at December 31, 2025, divided by the average occupied square feet.
(b)Excludes 381,767 square feet of anchors and 39,700 square feet of additional office space above our retail space.

HHH 2025 FORM 10-K | 26

PROPERTIES	Table of Contents Index to Financial Statements
The following tables summarize certain metrics of our multifamily Operating Assets as of December 31, 2025:

Multifamily Assets	Ownership %	Units	Retail Square Feet	% Units Leased	Average Monthly Rate Per Unit	Average Monthly Rate Per Square Foot	Year Built / Acquired / Redeveloped
The Woodlands
Creekside Park	100%	292	—	92%	$1,845	$1.88	2018
Creekside Park The Grove	100%	360	—	94%	1,789	1.82	2021
One Lakes Edge	100%	390	22,971	94%	2,478	2.51	2015
Two Lakes Edge	100%	386	11,415	94%	2,843	2.85	2020
Millennium Six Pines	100%	314	—	90%	2,015	2.10	2016
Millennium Waterway	100%	393	—	92%	1,838	2.04	2012
The Lane at Waterway	100%	163	—	90%	2,620	2.38	2020
1 Riva Row	100%	268	—	28%	4,298	3.75	2025

Bridgeland
Lakeside Row	100%	312	—	92%	1,909	1.94	2019
Starling at Bridgeland	100%	358	—	91%	1,980	2.03	2022
Wingspan	100%	263	—	89%	2,542	2.03	2023

Columbia
Juniper	100%	382	55,677	96%	2,526	2.83	2020
Marlow	100%	472	32,607	87%	2,414	3.09	2022
The Metropolitan	50%	380	13,591	96%	2,382	2.52	2015
TEN.m.flats	50%	437	28,026	97%	2,439	2.75	2018

Summerlin
Constellation	100%	124	—	95%	2,562	2.29	2017
Tanager	100%	267	—	100%	2,468	2.54	2019
Tanager Echo	100%	294	—	96%	2,662	3.04	2023
Total		5,855	164,287

The following tables summarize certain metrics of our other Operating Assets as of December 31, 2025:

Other Assets	Ownership %	Asset Type	Size	% Leased	Year Built / Acquired / Redeveloped
The Woodlands
Hughes Landing Daycare	100%	Other	N/A	N/A	2019
Houston Ground Leases	100%	Ground lease	N/A	N/A	Various
Stewart Title of Montgomery County, TX	50%	Title Company	N/A	N/A	—
The Woodlands Warehouse	100%	Warehouse	125,801 sq ft	100%	2019
Woodlands Sarofim	20%	Industrial	N/A	N/A	late 1980s

Summerlin
Hockey Ground Lease	100%	Ground lease	N/A	N/A	2017
Summerlin Hospital Medical Center	5%	Hospital	N/A	N/A	1997

Ward Village
Kewalo Basin Harbor	100%	Marina	55 acres	N/A	2019

Other
Columbia Ground Leases	100%	Ground lease	N/A	N/A	2024
Parking Garages (a)	100%	Garage	9,696 spaces	N/A	Various
(a)Includes parking garages in The Woodlands, Columbia, and Ward Village.

HHH 2025 FORM 10-K | 27

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes our Operating Assets segment lease expirations:

$ in thousands	Number of Expiring Leases (a)	Total Square Feet Expiring	Total Annualized Base Rent Expiring	% of Total Annual Gross Rent Expiring
Year
2026	106	426,562	$17,332	4.2%
2027	124	1,017,147	43,550	10.7%
2028	93	578,094	28,422	6.9%
2029	92	834,163	42,334	10.4%
2030	87	918,064	47,772	11.7%
2031	58	543,220	27,574	6.7%
2032	44	1,292,975	68,058	16.7%
2033	43	709,240	36,225	8.9%
2034	31	411,409	21,250	5.2%
2035	51	559,942	23,664	5.8%
2036+	60	887,940	52,289	12.8%
Total	789	8,178,756	$408,470	100.0%
(a)Excludes leases with an initial term of 12 months or less.

HHH 2025 FORM 10-K | 28

PROPERTIES	Table of Contents Index to Financial Statements

MASTER PLANNED COMMUNITIES

Our MPCs are located in and around Houston, Texas; Las Vegas, Nevada; and Phoenix, Arizona and are summarized in the following table as of December 31, 2025:

		Total Gross	Approx. No.	Remaining Saleable Acres		Estimated Price Per Acre (thousands) (b)		Projected Community Sell-Out Date		Projected Cash Margin (c)
Community	Location	Acres (a)	Residents	Residential	Commercial	Residential	Commercial	Residential	Commercial	Residential
Bridgeland	Cypress, TX	11,506	29,000	1,234	1,093	$662	$767	2032	2046	89%
Summerlin	Las Vegas, NV	22,500	132,000	1,978	494	1,719	1,378	2043	2039	81%
Teravalis	Phoenix, AZ	33,810	—	15,908	10,531	832	206	2086	2086	81%
The Woodlands (d)	The Woodlands, TX	28,545	124,800	64	685	N/A	1,020	2031	2034	96%
The Woodlands Hills	Conroe, TX	2,055	3,793	624	181	391	511	2035	2032	87%
Total		98,416	289,593	19,808	12,984

Floreo (e)	Phoenix, AZ	3,029	35	1,061	116	836	335	2038	2032	52%
(a)Encompasses the land located within the borders of the master planned community, including parcels already sold, saleable parcels, and non-saleable areas such as roads, parks and recreation areas, conservation areas, and parcels acquired during the year (if any).
(b)Residential and commercial pricing represents the Company's estimate of price per acre that will be achieved in 2026 per its land models.
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

The Summit

Within our Summerlin MPC, an exclusive luxury community named The Summit is being developed and managed through a joint venture with Discovery Land Company, a leading developer of luxury communities and private clubs. The original 555-acre community, which is expected to consist of approximately 245 homes and 32 condominiums, is nearing completion. In 2022, the Company contributed an additional 54 acres to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further details.

Floreo

Floreo, the first village to be developed in our Teravalis MPC, is being developed and managed through a 50% joint venture. The 3,029-acre village is located in the greater Phoenix, Arizona area and is expected to consist of approximately 5,000 residential lots, commercial sites, as well as a planned business park. In late 2025, the Company welcomed the first residents and celebrated the grand opening of the community. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 4 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further details.

HHH 2025 FORM 10-K | 29

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

The following table summarizes our Strategic Developments projects under construction as of December 31, 2025:

$ in thousands	Asset Type	Location	Size (a)	Total Estimated Cost (b)	Estimated Completion	Estimated Stabilization Date
Strategic Developments Under Construction
Bridgeland
Memorial Hermann Medical Office	Office	Cypress, TX	50,895 sq ft	$23,661	Q2 2026	2029

The Woodlands
7 Waterway (c)	Office	The Woodlands, TX	186,369 sq ft	39,181	Q2 2026	2029

Condominiums
Under Construction
Kalae	Condominium	Honolulu, HI	329 units / 2,000 sq ft	623,745	2028	N/A
The Park Ward Village	Condominium	Honolulu, HI	545 units / 26,800 sq ft	613,807	Q2 2026	N/A
The Ritz-Carlton Residences	Condominium	The Woodlands, TX	111 units / 5,800 sq ft	369,465	2027	N/A

Completed and Sold Out
‘A‘ali‘i	Condominium	Honolulu, HI	750 units / 11,175 sq ft	390,138	Completed	N/A
Ae`o	Condominium	Honolulu, HI	465 units / 70,800 sq ft	430,086	Completed	N/A
Anaha	Condominium	Honolulu, HI	317 units / 16,048 sq ft	403,796	Completed	N/A
Ke Kilohana	Condominium	Honolulu, HI	423 units / 28,386 sq ft	217,318	Completed	N/A
Kō'ula	Condominium	Honolulu, HI	565 units / 36,995 sq ft	481,302	Completed	N/A
Ulana Ward Village (d)	Condominium	Honolulu, HI	696 units / 32,100 sq ft	402,914	Completed	N/A
Victoria Place	Condominium	Honolulu, HI	349 units	539,017	Completed	N/A
Waiea	Condominium	Honolulu, HI	177 units / 7,716 sq ft	542,631	Completed	N/A
(a)For condominium units and multifamily assets, square feet represents ground floor retail space whereas units represents residential units for sale or rent.
(b)As of December 31, 2025, total estimated cost remaining to be spent on these properties was $857.9 million, of which $180.9 million is expected to be funded by HHH with the remaining cost to be funded with existing construction loans and condominium buyer deposits.
(c)The Company acquired this office property in the second quarter of 2025 for $16.3 million, and commenced a redevelopment project in the third quarter of 2025. Total estimated cost for 7 Waterway is inclusive of acquisition, closing, redevelopment, and tenant lease-up costs.
(d)The Company completed construction at Ulana in November 2025. However, landlord work is still ongoing for the retail section of the property as of December 31, 2025. The retail space is expected to be placed in service as leases are executed.

HHH 2025 FORM 10-K | 30

PROPERTIES	Table of Contents Index to Financial Statements
The following table summarizes future Strategic Developments projects as of December 31, 2025:

	Location	Size
Future Strategic Developments Rights or Pending Construction
The Woodlands
2000 Woodlands Parkway (a)	The Woodlands, TX	7,900 sq ft

Ward Village
‘Ilima (b)	Honolulu, HI	148 units / 5,000 sq ft
The Launiu (c)	Honolulu, HI	485 units / 10,000 sq ft
Melia (b)	Honolulu, HI	220 units / 6,000 sq ft

Other
West End Alexandria (d)	Alexandria, VA	41 acres

Commercial Land
Columbia
Columbia Commercial Land (e)	Columbia, MD	99 acres
Merriweather District (e)(f)	Columbia, MD	26 acres

Ward Village
Ward Commercial Land (e)	Honolulu, HI	6 acres
(a)2000 Woodlands Parkway was transferred to Strategic Developments in 2023. The Company expects to execute a new lease in 2026, and transfer the property back to Operating Assets.
(b)We launched pre-sales for these condominiums in June 2025, and as of December 31, 2025 we have entered into contracts for 51% of the total units at ‘Ilima and 65% of the total units at Melia.
(c)As of December 31, 2025, we have entered into contracts for 346 units at The Launiu, representing 71% of total units. Construction is expected to begin in early 2026.
(d)Represents acreage owned through a joint venture.
(e)Represents land acquired or transferred to the Strategic Developments segment for future development, excluding acreage related to assets that are now in service in our Operating Assets segment or related to completed or under construction condominium towers.
(f)Includes acreage from the Lakefront District development that is now considered a part of Merriweather District following rebranding efforts for the area.

HHH 2025 FORM 10-K | 31

OTHER INFORMATION	Table of Contents Index to Financial Statements
Item 3.  Legal Proceedings

We, as part of our normal business activities, are a party to a number of legal proceedings. Management periodically assesses our liabilities and contingencies in connection with these matters based upon the latest information available. We disclose material pending legal proceedings pursuant to Securities and Exchange Commission rules and other pending matters as we may determine to be appropriate. As of December 31, 2025, management believes that any monetary liability or financial impact of claims or potential claims to which we might be subject after final adjudication of any legal procedures would not be material to our financial position or our results of operations. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for further discussion.

Item 4.  Mine Safety Disclosure

Not applicable.

HHH 2025 FORM 10-K | 32

OTHER INFORMATION	Table of Contents Index to Financial Statements

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

Our common stock is traded on the New York Stock Exchange (the NYSE) under the ticker symbol “HHH”. No dividends have been declared or paid in 2025 or 2024. Any future determination related to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, restrictions under debt agreements, financial condition, future prospects, and other factors the board of directors may deem relevant.

NUMBER OF HOLDERS OF RECORD

As of February 12, 2026, there were 974 stockholders of record of our common stock.

PERFORMANCE GRAPH

The following performance graph compares the yearly dollar change in the cumulative total stockholder return on our common stock with the cumulative total returns of the NYSE Composite Index, MSCI US REIT Index, and the S&P 500 Real Estate Index. The graph tracks the performance of a $100 investment in our common stock and in each of the indexes during the last five fiscal years ended December 31, 2025. The graph was prepared based on the assumption that dividends have been reinvested subsequent to the initial investment. Stockholder returns over the indicated period are based on historical data and should not be considered indicative of future stockholder returns.

HHH 2025 FORM 10-K | 33

OTHER INFORMATION	Table of Contents Index to Financial Statements

EQUITY COMPENSATION PLAN INFORMATION

The following sets forth information with respect to the equity compensation plans available to employees and directors of the Company as of December 31, 2025:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants, and rights	(b) Weighted-average exercise price of outstanding options, warrants, and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders	68,240	$82.62	1,939,450
Equity compensation plans not approved by security holders	—	—	—
Total	68,240	$82.62	1,939,450
The amounts shown in the above table do not include 499,475 outstanding Common Shares (all of which are restricted and subject to vesting requirements) that were granted under the Company’s 2025 Equity Incentive Plan and its predecessor, the 2020 Equity Incentive Plan as further described in Note 13 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the fourth quarter of 2025:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
October 1 - 31, 2025	1,256	$85.31	—	$15,009,600
November 1 - 30, 2025	1,037	$89.51	—	$15,009,600
December 1 - 31, 2025	16,828	$79.78	—	$15,009,600
Total	19,121	$80.67	—
(a)During the fourth quarter of 2025, all 19,121 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans. For additional information, see Note 13 - Stock-Based Compensation Plans in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.
(b)In March 2022, the Board authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions.

Item 6.  [Reserved]

HHH 2025 FORM 10-K | 34

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents Index to Financial Statements
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our Consolidated Financial Statements and the related notes filed as a part of this Annual Report on Form 10-K (Annual Report). This discussion contains forward-looking statements that involve risks, uncertainties, assumptions, and other factors, including those described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report. These factors and others not currently known to us could cause our financial results in 2025 and subsequent fiscal years to differ materially from those expressed in, or implied by, those forward-looking statements. You are cautioned not to place undue reliance on this information which speaks only as of the date of this report. We are not obligated to update this information, whether as a result of new information, future events or otherwise, except as may be required by law.

This section of our Annual Report discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report can be found in Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

All references to numbered Notes are to specific Notes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference.

HHH 2025 FORM 10-K | 35

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements

OVERVIEW

General Howard Hughes Holdings Inc. (HHH or the Company) is a holding company that owns a real estate development subsidiary, The Howard Hughes Corporation (HHC). Through HHC, the Company operates a large‑scale, mixed‑use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income‑producing properties. References to HHH, the Company, we, us, and our refer to Howard Hughes Holdings Inc. and its consolidated subsidiaries, which includes The Howard Hughes Corporation, unless otherwise specifically stated. References to HHC or Howard Hughes Communities refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated.

In 2025, the Company began executing a long-term strategy to transition from a pure-play real estate company to a diversified holding company. On May 5, 2025, the Company issued 9,000,000 shares of newly issued common stock to Pershing Square for an aggregate purchase price of $900 million (Pershing Square Issuance). In connection with the investment, the Company and Pershing Square entered into related agreements, including a Services Agreement, Shareholder Agreement, Standstill Agreement, and Registration Rights Agreement. The Company intends to use the proceeds from the transaction to acquire or invest in operating businesses.

As previously disclosed in our Current Report on Form 8‑K filed on December 18, 2025, the Company entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. To support the funding of the acquisition, the Company also entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of the Company’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. Over time, the Company will have the right, but not the obligation, to repurchase the preferred stock during specified periods and upon certain triggering events. The acquisition is expected to be funded through the Company’s cash on hand, and proceeds from the issuance of the preferred stock.

Refer to Item 1. Business for a general description of the assets contained in our three business segments and Item 2. Properties for details regarding the asset type, size, location, and key metrics about our various properties.

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

2025 Results During 2025, we delivered exceptional results across our core business lines. Operating Assets net operating income (NOI) and MPC earnings before taxes (EBT) both reached record highs, while our condo and strategic development activities extended the runway for future growth.

In our MPCs, we continued to experience heightened demand and home builder interest for new land parcels. As a result, MPC EBT increased 36% year-over-year, driven by a new full-year record number of residential acres sold.

In Operating Assets, we delivered another full-year NOI record, outpacing 2024 results by 7%, excluding dispositions. This growth was led by our office portfolio, which continued to benefit from strong lease-up activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin. In 2025, the Company executed 484,000 square feet of new or expanded office leases including 334,000 square feet in The Woodlands, 88,000 square feet in Merriweather District, and 62,000 square feet in Summerlin. Our multifamily portfolio also contributed meaningfully to the outperformance due to continued lease-up at our newer properties in Summerlin, Bridgeland, and Merriweather District.

In Strategic Developments, Ward Village had another strong year, closing 690 units at Ulana Ward Village, a workforce tower that generated $369.5 million of condominium revenues at a break even gross margin, which is consistent with our typical target for workforce towers. Pre-sales activity for our under construction condominiums progressed, and these projects were 93% pre-sold at year end and represent more than $1.9 billion of future contracted revenue. Leasing activity at The Launiu remained strong and we launched pre-sales for two new Ward Village condominiums, Melia and ‘Ilima in June 2025, with 66% of the units at these predevelopment towers pre-sold at year end representing $2.0 billion of future contracted revenue. Future contracted revenues will be recognized as projects are completed.

HHH 2025 FORM 10-K | 36

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
2026 Outlook Proceeding into 2026, we maintain a positive long-term outlook for our businesses and believe we are well positioned to create value across cycles. We remain focused on maintaining liquidity, managing near‑term maturities, and allocating capital to the highest‑return opportunities across our business segments. Development spending will continue on a disciplined basis, and we will evaluate opportunities to recycle capital and enhance balance‑sheet flexibility as market conditions evolve.

Across our master planned communities, we expect demand for new homes, retail, and office space to remain resilient, supported by constrained inventories of existing homes, continued migration to our communities, and the quality and scale of our offerings. MPC EBT is expected to normalize in 2026 following a record year of land sales in 2025 and Operating Assets performance is expected to be stable to modestly positive. We expect condominium activity during the year to be driven primarily by The Park Ward Village, which is substantially pre-sold and positioned to contribute meaningful revenue and gross profit as it is delivered.

Additionally, the Pershing Square investment and the pending agreement to acquire Vantage mark important steps in broadening our strategic reach. We expect to make meaningful progress in 2026 toward building a durable foundation to compound long-term shareholder value across multiple platforms, while maintaining our focus on liquidity, disciplined capital allocation, and balance sheet flexibility. The Company’s expectations will be updated as applicable throughout 2026, and as additional information becomes available regarding the pending Vantage acquisition and its expected contribution to the consolidated business.

Our outlook is subject to risks and uncertainties, including those related to interest rates, capital markets conditions, general economic and housing trends in our key regions, and other factors described in Part I, Item 1A. Risk Factors and elsewhere in this Annual Report.

2025 Highlights

Overall
–Net income from continuing operations decreased to $123.8 million in 2025, compared to net income of $285.2 million in the prior year. The year-over-year decrease was primarily attributed to a change in the product mix of condominium closings as we closed units at a workforce tower in the current year, compared to closing units at a luxury tower in the prior year, and the receipt of insurance proceeds in the prior year following the execution of a settlement agreement related to the construction defect claims at Waiea. These decreases were partially offset by an increase in residential acres sold in Summerlin.
–We continue to maintain a strong liquidity position with $1.5 billion of cash and cash equivalents, $515.0 million of undrawn capacity on our Secured Bridgeland Notes, and $686.6 million of undrawn lender commitment available to be drawn for property development, and limited near-term debt maturities.

Operating Assets
–Operating Assets EBT increased $1.0 million, with a loss of $27.4 million in 2025, compared to a loss of $28.5 million in the prior year.
–Operating Assets NOI was $262.0 million in 2025, a $16.5 million increase compared to $245.5 million in the prior year.
–Office NOI increased $13.6 million, primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in The Woodlands, most notably at 3831 Technology Forest and Two Hughes Landing.
–Multifamily NOI increased $3.9 million primarily due to continued lease-up at Tanager Echo in Summerlin, Wingspan in Bridgeland, and Marlow in Merriweather District.
–In 2025, the Company completed the sale of four land parcels and retail spaces in Ward Village for total proceeds of $18.2 million, and a combined gain on sale of $14.4 million.

MPC
–MPC EBT totaled income of $476.1 million in 2025, a $127.0 million increase compared to income of $349.1 million in the prior year.
–The increase in EBT was primarily due to higher residential land sales at Summerlin and Bridgeland, higher commercial land sales in The Woodlands, and lower equity losses at The Summit.

HHH 2025 FORM 10-K | 37

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents Index to Financial Statements
Strategic Developments
–Strategic Developments EBT totaled a loss of $13.9 million in 2025, a $296.7 million decrease compared to income of $282.8 million in the prior year.
–The decrease in EBT was primarily due to a decrease in condominium sales net cost of sales due to the change in the product mix of condominium closings as we closed units at a workforce tower in the current year, compared to closing units at a luxury tower in the prior year, and a decrease in other income related to accruing a charge for a legal judgment in Columbia in the current year, compared to the receipt of insurance proceeds for the Waiea remediation in the prior year. These decreases were partially offset by an increase in gain on sale of real estate assets due to a land swap in The Woodlands and the sale of a land parcel near Merriweather District in the current year.
–Leasing activity at The Launiu remained strong and we launched pre-sales for two new Ward Village condominiums, Melia and ‘Ilima in June 2025. During 2025, we contracted 283 pre-development units and as of December 31, 2025, 66% of the units at our three pre-development towers are under contract.
–In 2025, we placed three properties in service, including Grogan’s Mill Retail, a retail property in The Woodlands; One Bridgeland Green, an office property in Bridgeland; and 1 Riva Row, a multifamily property in The Woodlands. These properties represent 268 multifamily units and approximately 81,000 square feet of retail and office space.
–In 2025, we began construction on Memorial Hermann Medical Office, an office building in Bridgeland, and the redevelopment of 7 Waterway, an office building in The Woodlands. These properties represent approximately 237,000 square feet of office space.

Corporate
–Net expenses related to Corporate income, expenses, and other items decreased $7.3 million compared to the prior year primarily due to a decrease in income tax expense, partially offset by an increase in general and administrative expenses, primarily related to the Pershing Square advisory fee and a strategic reduction in force in the current year.

Capital and Financing Activities
~~–~~In 2025, our financing activity included draws on existing mortgages of $573.5 million, refinancings of $184.2 million, and repayments of $365.7 million. In addition, we repaid $198.0 million on the Secured Bridgeland Notes using the proceeds from the sale of Municipal Utility District (MUD) receivables. For additional information, refer to Note 9 - Mortgages, Notes, and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.
–Subsequent to year end, on February 17, 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028, including premiums, accrued and unpaid interest and related expenses, and will use the remaining proceeds for general corporate purposes. Refer to Note 9 - Mortgages, Notes, and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional detail.
HHH 2025 FORM 10-K | 38

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

RESULTS OF OPERATIONS

Operating Assets

Segment EBT The following table presents segment EBT for Operating Assets for the years ended December 31:

Operating Assets Segment EBT
thousands except percentages	2025	2024	$ Change	% Change
Rental revenue	$441,413	$421,641	$19,772	5%
Other land, rental, and property revenues	24,155	22,659	1,496	7%
Total revenues	465,568	444,300	21,268	5%

Operating costs	(145,464)	(138,172)	(7,292)	(5)%
Rental property real estate taxes	(58,577)	(55,915)	(2,662)	(5)%
(Provision for) recovery of doubtful accounts	(232)	(504)	272	54%
Total operating expenses	(204,273)	(194,591)	(9,682)	(5)%
Segment operating income (loss)	261,295	249,709	11,586	5%
Depreciation and amortization	(172,835)	(169,040)	(3,795)	(2)%
Interest income (expense), net	(136,637)	(138,207)	1,570	1%
Other income (loss), net	2,266	822	1,444	176%
Equity in earnings (losses) from unconsolidated ventures	4,829	5,819	(990)	(17)%
Gain (loss) on sale or disposal of real estate and other assets, net	14,354	22,907	(8,553)	(37)%
Gain (loss) on extinguishment of debt	(698)	(465)	(233)	(50)%
Segment EBT	$(27,426)	$(28,455)	$1,029	4%

Operating Assets segment EBT increased $1.0 million compared to the prior year primarily due to the following:
–Rental revenues, net of Operating costs increased $12.5 million primarily due to increased leasing activity across our portfolio.

This increase to EBT was partially offset by the following:
–Gain on sale of real estate decreased $8.6 million primarily due to the sale of four land parcels and retail spaces in Ward Village in 2025, compared to the sale of Lakeland Village Center at Bridgeland, Creekside Park Medical Plaza, and four non-core ground leases in The Woodlands in 2024.

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

HHH 2025 FORM 10-K | 39

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

Operating Assets NOI
thousands except percentages	2025	2024	$ Change	% Change
Operating Assets segment EBT	$(27,426)	$(28,455)	$1,029	4%
Add back:
Depreciation and amortization	172,835	169,040	3,795	2%
Interest (income) expense, net	136,637	138,207	(1,570)	(1)%
Equity in (earnings) losses from unconsolidated ventures	(4,829)	(5,819)	990	17%
(Gain) loss on sale or disposal of real estate and other assets, net	(14,354)	(22,907)	8,553	37%
(Gain) loss on extinguishment of debt	698	465	233	50%
Impact of straight-line rent	(1,964)	(4,770)	2,806	59%
Other	388	(306)	694	NM
Operating Assets NOI	$261,985	$245,455	$16,530	7%
NM Not meaningful.

The below table presents Operating Assets NOI by property type:

Operating Assets NOI by Property Type
thousands except percentages	2025	2024	$ Change	% Change
Office	$138,173	$124,594	$13,579	11%
Retail	55,132	54,163	969	2%
Multifamily	62,694	58,827	3,867	7%
Other	5,986	6,153	(167)	(3)%
Dispositions (a)	—	1,718	(1,718)	(100)%
Operating Assets NOI	$261,985	$245,455	$16,530	7%
(a)Properties that were transferred to our Strategic Developments segment for redevelopment and properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $16.5 million compared to the prior year primarily due to the following:
–Office NOI increased $13.6 million primarily due to strong leasing activity and abatement expirations at various properties in The Woodlands, Merriweather District, and Summerlin, most notably at 9950 Woodloch Forest, 6100 Merriweather, and 1700 Pavilion, partially offset by decreases related to lower occupancy at certain properties in The Woodlands, most notably at 3831 Technology Forest and Two Hughes Landing.
–Multifamily NOI increased $3.9 million primarily due to continued lease-up at Tanager Echo in Summerlin, Wingspan in Bridgeland, and Marlow in Merriweather District.

HHH 2025 FORM 10-K | 40

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC for the years ended December 31:

MPC Segment EBT
thousands except percentages	2025	2024	$ Change	% Change
Master Planned Communities land sales (a)	$562,586	$453,195	$109,391	24%
Other land, rental, and property revenues	19,929	17,707	2,222	13%
Builder price participation (b)	52,341	52,023	318	1%
Total revenues	634,856	522,925	111,931	21%

Master Planned Communities cost of sales	(188,704)	(169,191)	(19,513)	(12)%
Operating costs	(45,298)	(52,736)	7,438	14%
Total operating expenses	(234,002)	(221,927)	(12,075)	(5)%
Segment operating income (loss)	400,854	300,998	99,856	33%
Depreciation and amortization	(408)	(438)	30	7%
Interest income (expense), net	75,160	60,473	14,687	24%
Other income (loss), net	120	—	120	NM
Equity in earnings (losses) from unconsolidated ventures	(3,374)	(11,899)	8,525	72%
Gain (loss) on sale or disposal of real estate and other assets, net	3,750	—	3,750	NM
Segment EBT	$476,102	$349,134	$126,968	36%
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
NM Not meaningful.

The following table presents MPC segment EBT by MPC for the years ended December 31:

MPC Segment EBT by MPC
thousands except percentages	2025	2024	$ Change	% Change
Bridgeland	$100,396	$77,611	$22,785	29%
Summerlin	361,205	260,924	100,281	38%
Teravalis (a)	(3,163)	3,596	(6,759)	(188)%
The Woodlands	7,380	(8,863)	16,243	183%
The Woodlands Hills	10,284	15,866	(5,582)	(35)%
Segment EBT	$476,102	$349,134	$126,968	36%

Floreo (b)	$(3,602)	$9,816	$(13,418)	(137)%
(a)As of December 31, 2025, the Company owned an 88.0% interest in and consolidates Teravalis. For additional detail, refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.
(b)These amounts represent 100% of Floreo EBT. As of December 31, 2025, the Company owned a 50% interest in Floreo. Refer to Note 4 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for a description of the joint venture and further discussion.

HHH 2025 FORM 10-K | 41

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC segment EBT increased $127.0 million compared to the prior year, primarily due to higher residential land sales at Summerlin and Bridgeland, higher commercial land sales in The Woodlands, and lower equity losses at The Summit.

Summerlin EBT increased $100.3 million compared to the prior year.
–MPC sales, net of MPC cost of sales increased $72.5 million primarily due to the following activity:
–increase in superpad acres sold, with 412.3 acres sold at an average price of $970,000 per acre in 2025, compared to 216.5 acres sold at an average price of $1.3 million per acre in 2024
–decrease due to $6.0 million less revenue recognized out of deferred revenue, net of associated deferred costs in 2025, compared to 2024
–decrease in custom lot acres sold partially offset by an increase in price per acre, with 2.7 acres sold at an average price of $7.5 million per acre in 2025, compared to 3.8 acres sold at an average price of $6.0 million per acre in 2024
–Equity earnings at The Summit increased $15.2 million. This was primarily due to higher losses in 2024 related to changes to the development model.
–Builder price participation increased $4.9 million as homes earned higher participation revenue per home, partially offset by fewer homes closing with sales prices above the predetermined breakpoint necessary for participation revenue in 2025, compared to 2024.
–Increase of $4.0 million primarily due to higher capitalized interest inclusive of derivatives.
–Other land, rental, and property revenues increased $3.5 million primarily due to higher advertising revenue related to superpad acres sold in 2025, compared to 2024.

Bridgeland EBT increased $22.8 million compared to the prior year.
–Increase of $9.4 million primarily due to higher capitalized interest.
–MPC sales, net of MPC cost of sales increased $8.9 million primarily due to the following activity:
–increase in price per acre offset by a slight decrease in residential acres sold, with 177.1 acres sold at an average price of $669,000 per acre in 2025, compared to 178.1 acres sold at an average price of $591,000 per acre in 2024
–decrease due to $3.0 million less revenue recognized out of deferred revenue, net of associated deferred costs in 2025, compared to 2024
–decrease in commercial acres sold, with no acres sold in 2025, compared to 13.5 acres sold at an average price of $369,000 per acre in 2024
–Operating costs decreased $7.6 million due to lower real estate taxes, primarily from the finalization of prior-year accrual estimates.
–Builder price participation decreased $3.1 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue in 2025, compared to 2024.

The Woodlands EBT increased $16.2 million compared to the prior year.
–MPC sales, net of MPC cost of sales increased $13.2 million primarily due to the following activity:
–increase in commercial acres sold, with 30.1 acres sold at an average price of $670,000 per acre in 2025, compared to no acres sold in 2024
–decrease due to $2.1 million less revenue recognized out of deferred revenue, net of associated deferred costs in 2025, compared to 2024
–Gain on sale or disposal of real estate and other assets, net increased $3.7 million due to an eminent domain settlement related to the condemnation of a 9.9-acre parcel of non-saleable land in 2025, with no similar activity in 2024.

Teravalis EBT decreased $6.8 million compared to the prior year.
–Equity earnings at Floreo decreased $6.7 million primarily related to lower land sales in 2025 compared to 2024. Our Floreo joint venture sold a total of 10.6 residential acres at an average price of $793,000 per acre in 2025, compared to 115.4 acres sold at an average price of $777,000 per acre in 2024.

The Woodlands Hills EBT decreased $5.6 million compared to the prior year.
–MPC sales, net of MPC cost of sales decreased $4.7 million primarily due to the following activity:
–decrease in residential acres sold partially offset by an increase in price per acre, with 28.4 acres sold at an average price of $479,000 per acre in 2025, compared to 47.0 acres sold at an average price of $458,000 per acre in 2024

HHH 2025 FORM 10-K | 42

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
MPC Equity Investments

The Summit
The Summit, our joint venture with Discovery Land Company, offers a mix of custom lots, single-family homes, and clubhouse suites in our Summerlin MPC. The original 555-acre community (Phase I) is nearing completion and expected to consist of approximately 245 homes and 32 condominiums. In 2022, the Company contributed an additional 54 acres (Phase II) to The Summit adjacent to the existing Summit community to develop approximately 28 custom home sites. We recognized equity losses of $1.6 million and received no cash distributions in 2025, compared to equity losses of $16.8 million and cash distributions of $4.9 million in 2024.

Floreo
Land development is currently underway at Floreo, our joint venture with Trillium Development Holding Company, LLC. In late 2025, the Company welcomed the first residents and celebrated the grand opening of the community.

For additional detail, refer to Note 4 - Investments in Unconsolidated Ventures in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the years ended December 31, 2025 and 2024. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

thousands	2025	2024
Total residential land sales closed	$552,360	$441,044
Total commercial land sales closed	20,168	4,984
Net recognized (deferred) revenue:
Bridgeland	2,542	6,491
The Woodlands	(2,137)	517
The Woodlands Hills	61	30
Summerlin	(28,346)	(18,140)
Total net recognized (deferred) revenue	(27,880)	(11,102)
Special Improvement District revenue	17,938	18,269
Master Planned Communities land sales	$562,586	$453,195

HHH 2025 FORM 10-K | 43

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the years ended December 31:

	Summary of MPC Land Sales Closed
	Land Sales		Acres Sold		Average Price Per Acre
thousands, except acres sold	2025	2024	2025	2024	2025	2024
Residential Land Sales Closed
Bridgeland
Single family	$118,538	$105,296	177.1	178.1	$669	$591

Summerlin
Superpad sites	400,046	291,230	412.3	216.5	970	1,345
Custom lots	20,175	22,982	2.7	3.8	7,472	6,048

The Woodlands Hills
Single family	13,601	21,536	28.4	47.0	479	458

Total residential land sales closed (a)	$552,360	$441,044	620.5	445.4	$890	$990

Commercial Land Sales Closed
Bridgeland	$—	$4,984	—	13.5	$—	$369

The Woodlands	20,168	—	30.1	—	670	—

Total commercial land sales closed (a)	$20,168	$4,984	30.1	13.5	$670	$369
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Please see the summary of MPC land sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the years ended December 31, 2025 and 2024.

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

	Net New Home Sales			Median Home Sales Price
thousands except percentages	2025	2024	% Change	2025	2024	% Change
Bridgeland	812	938	(13.4)%	$470	$465	1.1%
Summerlin	949	1,038	(8.6)%	779	692	12.6%
The Woodlands (a)	4	9	(55.6)%	2,875	2,249	27.8%
The Woodlands Hills	171	249	(31.3)%	400	419	(4.5)%
Total	1,936	2,234	(13.3)%
(a) New home sales in The Woodlands are not expected to be significant as residential land development is nearing completion.

MPC Net Contribution MPC Net Contribution is a non-GAAP financial measure derived from EBT, adjusted for certain items as discussed below. Management uses this measure because it captures current period performance through the velocity of sales, as well as current period development expenditures based upon demand at our MPCs, which varies depending upon the stage of the MPC’s development lifecycle, and the overall economic environment. MPC Net Contribution is defined as MPC segment EBT, plus MPC cost of sales, Depreciation and amortization, and net collections from MUD and Special Improvement District (SID) bonds receivables, reduced by MPC development expenditures, land acquisitions, and Equity in earnings from unconsolidated ventures, net of distributions. MPC Net Contribution is not a GAAP-based operational metric and should not be used to measure operating performance of the MPC assets as a substitute for GAAP measures of such performance nor should it be used as a comparison metric with other comparable businesses.

HHH 2025 FORM 10-K | 44

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Below is a reconciliation of segment EBT to MPC Net Contribution for the years ended December 31:

thousands except percentages	2025	2024	$ Change	% Change
MPC segment EBT	$476,102	$349,134	$126,968	36%
Plus:
Master Planned Communities cost of sales	188,704	169,191	19,513	12%
Depreciation and amortization	408	438	(30)	(7)%
MUD and SID bonds collections, net (a)	37,293	107,031	(69,738)	(65)%
Proceeds from sale of MUD receivables	180,043	176,680	3,363	2%
Distributions from unconsolidated ventures	—	4,896	(4,896)	(100)%
Less:
MPC development expenditures	(477,870)	(427,979)	(49,891)	(12)%
Equity in (earnings) losses from unconsolidated ventures	3,374	11,899	(8,525)	(72)%
MPC Net Contribution	$408,054	$391,290	$16,764	4%
(a)SID collections are shown net of SID transfers to buyers in the respective periods.

MPC Net Contribution increased $16.8 million for the year ended December 31, 2025, primarily due to higher MPC land sales, partially offset by lower MUD and SID bonds collections, net, higher MPC development expenditures, and no distributions from unconsolidated ventures in 2025 compared to 2024.

MPC Land Inventory The following table summarizes MPC land inventory activity:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2023	$533,031	$1,079,927	$544,824	$172,652	$115,239	$2,445,673
Development expenditures (a)	204,542	186,163	573	5,853	30,848	427,979
MPC Cost of sales	(47,056)	(113,844)	—	(117)	(8,174)	(169,191)
MUD reimbursable costs (b)	(178,701)	—	—	(877)	(20,087)	(199,665)
Transfer to Strategic Development and Operating Assets Segments	(1,218)	—	—	11,399	—	10,181
Other	(1,367)	1,491	(16)	583	(4,006)	(3,315)
Balance December 31, 2024	509,231	1,153,737	545,381	189,493	113,820	2,511,662
Development expenditures (a)	215,001	233,631	1,867	4,053	23,318	477,870
MPC Cost of sales	(42,459)	(136,797)	—	(4,431)	(5,017)	(188,704)
MUD reimbursable costs (b)	(189,603)	—	—	(1,062)	(18,327)	(208,992)
Transfer to Strategic Development and Operating Assets Segments	(1,459)	—	—	121	—	(1,338)
Other	31,520	6,482	(37)	(859)	7,473	44,579
Balance December 31, 2025	$522,231	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
(a)Development expenditures are inclusive of capitalized interest and property taxes.
(b)MUD reimbursable costs represent land development expenditures transferred to MUD Receivables.

HHH 2025 FORM 10-K | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

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

Segment EBT The following table presents segment EBT for Strategic Developments for the years ended December 31:

Strategic Developments Segment EBT
thousands except percentages	2025	2024	$ Change	% Change
Condominium rights and unit sales	$370,156	$778,616	$(408,460)	(52)%
Rental revenue	33	459	(426)	(93)%
Other land, rental, and property revenues	4,174	4,321	(147)	(3)%
Total revenues	374,363	783,396	(409,033)	(52)%

Condominium rights and unit cost of sales	(369,408)	(582,574)	213,166	37%
Operating costs	(22,490)	(17,670)	(4,820)	(27)%
Real estate taxes	(2,191)	(2,480)	289	12%
Total operating expenses	(394,089)	(602,724)	208,635	35%
Segment operating income (loss)	(19,726)	180,672	(200,398)	(111)%
Depreciation and amortization	(6,579)	(7,255)	676	9%
Interest income (expense), net	18,851	18,603	248	1%
Other income (loss), net	(18,487)	90,534	(109,021)	(120)%
Equity in earnings (losses) from unconsolidated ventures	317	251	66	26%
Gain (loss) on sale or disposal of real estate and other assets, net	11,721	—	11,721	NM
Segment EBT	$(13,903)	$282,805	$(296,708)	(105)%
NM Not meaningful.

Strategic Developments segment EBT decreased $296.7 million compared to the prior year primarily due to the following:
–Condominium sales, net of cost of sales decreased $195.3 million, primarily due to a change in the product mix of condominium closings executed in the current year. Although unit closings were higher with 690 units closed at Ulana Ward Village in the current year, compared to 349 units closed at Victoria Place in the prior year, condominium sales, net of cost of sales decreased as Ulana is a workforce tower and closed at a breakeven gross margin as expected. Ulana is our second workforce tower and fulfills our current reserved housing guaranty in the community. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information on the reserved housing requirements in Ward Village.
–Other income (loss), net decreased $109.0 million primarily due to the accrual of a $19.8 million charge in the current year for a legal judgment in Columbia, compared to the receipt of $90.0 million of insurance proceeds in the prior year following the execution of a settlement agreement related to the construction defect claims at Waiea. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information on the legal judgment in Columbia.

These decreases to EBT were partially offset by the following:
–Gain on sale of real estate increased $11.7 million due to the land swap in The Woodlands and the sale of a land parcel near Merriweather District in the current year. See Note 5 - Acquisitions and Dispositions in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information on these transactions.

HHH 2025 FORM 10-K | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Strategic Developments Projects The following describes the status of our major construction projects as of December 31, 2025. These properties will be transferred to the Operating Assets segment upon completion of construction, unless otherwise noted below.

Bridgeland

Memorial Hermann Medical Office This will be a 50,895-square-foot medical office property. Total development costs are expected to be approximately $23.7 million. We began construction in the third quarter of 2025, and anticipate project completion in the second quarter of 2026. We expect this property to reach projected annual stabilized NOI of $1.9 million by 2029.

The Woodlands

7 Waterway We acquired this 186,369 square-foot office property in the second quarter of 2025 for $16.3 million, and commenced a redevelopment project in the third quarter of 2025. Total redevelopment and tenant lease-up costs are expected to be approximately $22.9 million, bringing total expected cost for this property to $39.2 million. We anticipate project completion in the second quarter of 2026, and expect this property to reach projected annual stabilized NOI of $4.8 million by 2029.

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

Completed Condominiums

Ward Village As of December 31, 2025, our eight completed condominiums, Ae`o, Ke Kilohana, Anaha, Waiea, ‘A‘ali‘i, Kō‘ula, Victoria Place, and Ulana are completely sold. Ulana was completed in the fourth quarter of 2025, and 690 of the 696 units were closed prior to year end. The remaining 6 units are expected to close in early 2026.

Condominiums Under Construction

Ward Village As of December 31, 2025, 96% of the units at our two towers under construction, The Park Ward Village and Kalae, are under contract.

We broke ground on The Park Ward Village in October 2022, and expect to complete construction in the second quarter of 2026. The Park Ward Village will consist of 545 studio, one-, two-, and three-bedroom residences. As of December 31, 2025, we have entered into contracts for 529 units, representing 97% of total units.

We broke ground on Kalae in June 2024, and expect to complete construction in 2028. Kalae will consist of 329 one-, two-, and three-bedroom residences. As of December 31, 2025, we have entered into contracts for 307 units, representing 93% of total units.

The Woodlands We broke ground on The Ritz-Carlton Residences in October 2024, and expect to complete construction in 2027. The Ritz-Carlton Residences will consist of 111 one-, two-, three-, and four-bedroom residences. The development sits on the last available large-scale residential site on Lake Woodlands, spanning roughly eight acres across approximately 1,200 feet of premier lakefront shoreline. As of December 31, 2025, we have entered into contracts for 84 units, representing 76% of total units.

HHH 2025 FORM 10-K | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Predevelopment Condominiums

Ward Village We launched public pre-sales for The Launiu in February 2024. The Launiu will consist of 485 studio, one-, two-, and three-bedroom residences. As of December 31, 2025, we have entered into contracts for 346 units, representing 71% of total units. Construction is expected to commence on The Launiu in early 2026.

We launched public pre-sales for Melia in June 2025. Melia will consist of 220 one-, two-, three-, and four-bedroom residences. As of December 31, 2025, we have entered into contracts for 144 units, representing 65% of total units.

We launched public pre-sales for ‘Ilima in June 2025. ‘Ilima will consist of 148 one-, two-, three-, and four-bedroom residences. As of December 31, 2025, we have entered into contracts for 76 units, representing 51% of total units.

The following provides further detail for all condominium projects as of December 31, 2025:

	Location	Units Closed	Units Under Contract	Total Units	Total % of Units Closed or Under Contract	Completion Date
Completed
Waiea	Honolulu, HI	177	—	177	100%	Q4 2016
Anaha	Honolulu, HI	317	—	317	100%	Q4 2017
Ae`o	Honolulu, HI	465	—	465	100%	Q4 2018
Ke Kilohana	Honolulu, HI	423	—	423	100%	Q2 2019
‘A‘ali‘i	Honolulu, HI	750	—	750	100%	Q4 2021
Kō'ula	Honolulu, HI	565	—	565	100%	Q3 2022
Victoria Place	Honolulu, HI	349	—	349	100%	Q4 2024
Ulana Ward Village	Honolulu, HI	690	6	696	100%	Q4 2025
Under construction
The Park Ward Village	Honolulu, HI	—	529	545	97%	Q2 2026
Kalae	Honolulu, HI	—	307	329	93%	2028
The Ritz-Carlton Residences	The Woodlands, TX	—	84	111	76%	2027
Predevelopment
The Launiu	Honolulu, HI	—	346	485	71%	2028
Melia	Honolulu, HI	—	144	220	65%	2030
‘Ilima	Honolulu, HI	—	76	148	51%	2030

HHH 2025 FORM 10-K | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements

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

thousands except percentages	2025	2024	$ Change	% Change
General and administrative expenses	$(122,240)	$(91,752)	$(30,488)	(33)%
Gain (loss) on sale of MUD receivables	(48,197)	(48,651)	454	1%
Corporate interest expense, net	(80,307)	(80,446)	139	—%
Corporate depreciation and amortization	(3,410)	(3,066)	(344)	(11)%
Income tax (expense) benefit	(37,616)	(80,184)	42,568	53%
Other	(19,160)	(14,170)	(4,990)	(35)%
Total Corporate income, expenses, and other items	$(310,930)	$(318,269)	$7,339	2%

Corporate income, expenses, and other items were favorably impacted compared to the prior year by the following:
–Income tax expense decreased $42.6 million primarily due to a decrease in Income before income taxes in 2025 as compared to 2024 as well as the net impact of the 2024 spinoff of Seaport Entertainment Group Inc. which included a net increase in tax expense in 2024 related to the revaluation of deferred tax assets and liabilities, partially offset by a partial release of valuation allowances on the Company’s deferred tax assets. Refer to Note 14 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information.

Corporate income, expenses, and other items were unfavorably impacted compared to the prior year by the following:
–General and administrative expenses increased $30.5 million primarily due to a $17.1 million increase in Pershing Square advisory fees, $14.2 million of expenses related to a strategic reduction in force, and $10.5 million of legal and consulting fees related to the planned acquisition of Vantage. These increases were partially offset by a decrease in compensation and benefits, including those from the strategic reduction in force, as well as other cost reduction initiatives.
–Other expenses increased $5.0 million primarily due to increased marketing costs across our condominium projects.

Pershing Square Advisory Fees Pershing Square will support the Company’s new diversified holding company strategy by providing certain investment and advisory services. The Company will pay Pershing Square a quarterly advisory fee that includes base and variable components. Refer to Note 2 - Pershing Square in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information on the advisory fee.

The base and variable components of the quarterly advisory fee are detailed below:

thousands	Year Ended December 31, 2025
Base fee	$9,849
Variable fee	7,284
Total Pershing Square advisory fee	$17,133

HHH 2025 FORM 10-K | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents Index to Financial Statements
Income Taxes

thousands except percentages	2025	2024
Income tax expense (benefit)	$37,616	$80,184
Income (loss) before income taxes	$161,459	$365,399
Effective tax rate	23.3%	21.9%

The Company’s effective tax rate is typically impacted by non-deductible executive compensation and other permanent differences as well as state income taxes, which cause the Company’s effective tax rate to deviate from the federal statutory rate.

The Company’s effective tax rate for the year ended December 31, 2025, was 23.3% compared to 21.9% for the year ended December 31, 2024. The increase was primarily due to a partial release of valuation allowances on the Company’s deferred tax assets in 2024.

For additional information on income taxes, see Note 14 - Income Taxes in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report.

HHH 2025 FORM 10-K | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and endeavor to ensure we maintain the financial flexibility and liquidity necessary to fund future growth. As of December 31, 2025, we had $1.5 billion of cash and cash equivalents, $515.0 million of undrawn capacity on our Secured Bridgeland Notes, and $686.6 million of undrawn lender commitments available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Year Ended December 31,
thousands	2025	2024
Cash provided by (used in) operating activities of continuing operations	$462,370	$447,751
Cash provided by (used in) investing activities of continuing operations	(219,066)	(430,705)
Cash provided by (used in) financing activities of continuing operations	855,351	(27,754)
Net cash provided by (used in) discontinued operations	—	(43,846)

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

Net cash provided by operating activities of continuing operations was $462.4 million in 2025, and $447.8 million in 2024. The increase in cash provided by operating activities of $14.6 million was primarily due to an increase in MPC land sales, a decrease in condominium development expenditures, and a net decrease in interest payments, partially offset by a decrease in condominium deposits and cash from closings, the receipt of an insurance reimbursement for the Waiea remediation in the prior year, a decrease in MUD receivable collections, and a decrease in MPC development expenditures.

Investing Activities Net cash used in investing activities of continuing operations was $219.1 million in 2025, and $430.7 million in 2024. The $211.6 million decrease in cash used in investing activities was primarily due to a decrease in cash used related to the net parent investment in discontinued operations and a decrease in cash used for property development, partially offset by a decrease in proceeds from the sale of properties.

Financing Activities Net cash provided by financing activities of continuing operations was $855.4 million in 2025, and net cash used in financing activities was $27.8 million in 2024. The change in financing activities of $883.1 million was primarily due to $862.8 million of net proceeds received in the current year related to the Pershing Square Issuance and a $25.1 million decrease in principal payments on mortgages, notes, and loans payable.

Short- and Long-Term Liquidity

Short-Term Liquidity In the next 12 months, we expect to continue executing our strategy to transition from a pure-play real estate company to a diversified holding company.

From our real estate operations, we expect our primary sources of cash to include cash flow from MPC land sales and condominium closings, cash generated from our operating assets, first mortgage financings secured by our assets, and deposits from condominium sales (which are restricted to funding construction of the related developments). We expect our primary uses of cash to include condominium pre-development and development costs, debt principal payments and debt service costs, MPC land development costs, other strategic developments costs, and general operating costs. We believe that our sources of cash, including existing cash on hand will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.
HHH 2025 FORM 10-K | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements

As previously disclosed, in December 2025, we entered into a purchase agreement to acquire Vantage for $2.1 billion in cash consideration. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. To support the funding of the acquisition and to allow for an additional equity contribution to Vantage post acquisition to be used for working capital and general corporate purposes, the Company entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of the Company’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. The acquisition is expected to be funded through the Company’s cash on hand, and proceeds from the issuance of the preferred stock. We also expect to incur additional transaction-related expenses prior to the closing and will reimburse all reasonable and documented expenses incurred by Pershing Square in connection with the preferred stock issuance. We believe we have adequate liquidity to meet these acquisition-related obligations; however, the timing of regulatory approvals and closing conditions may affect the timing of cash outflows associated with the transaction.

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

The preferred stock issued by HHH to Pershing Square will become convertible into the common stock of Vantage if not redeemed by the end of the seventh fiscal year post-transaction. HHH will receive a series of call options giving it the right but not the obligation to redeem the preferred stock over the next seven years. The acquisition is expected to have other long‑term implications for the Company’s liquidity profile, although the magnitude and timing of these impacts cannot yet be determined.

Summary of Remaining Development Costs The following table summarizes remaining development costs and related debt for projects held in the Operating Assets and Strategic Developments segments as of December 31, 2025. Total cost remaining to be paid net of debt and buyer deposits consists of $56.0 million related to substantially completed projects, $35.5 million related to projects with estimated completion dates within the next 12 months, and $118.7 million related to projects with estimated completion dates in 2027 and 2028.

Projects that are substantially complete and have been placed into service in the Operating Assets segment and completed condominium projects in the Strategic Developments segment are included in the following table if the project has more than $1.0 million of estimated costs remaining to be incurred. The remaining cost related to substantially completed projects typically represent costs associated with the completion of common areas at our completed condominium towers and budgeted tenant allowances necessary to bring our completed operating assets to stabilized occupancy. The $56.0 million of remaining cost related to substantially complete projects is primarily comprised of $24.6 million for Ulana Ward Village for lease up and tenant buildout of the ground floor retail space and $23.7 million for 1 Riva Row which is being placed in service in phases with only 61% of the property in service as of December 31, 2025.

HHH 2025 FORM 10-K | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
We expect to be able to meet our cash funding requirements with a combination of existing and anticipated construction loans, condominium buyer deposits, cash flow from our Operating Assets and MPC segments, net proceeds from condominium sales, and our existing cash balances.

thousands	Estimated Remaining to be Spent	Remaining Buyer Deposits/Holdback to be Drawn	Debt to be Drawn (a)	Costs Remaining to be Paid, Net of Debt and Buyer Deposits/Holdbacks to be Drawn (b)
Operating Assets
Columbia	$14,337	$—	$14,460	$(123)
The Woodlands	30,565	—	4,147	26,418
Bridgeland	4,921	—	1,900	3,021
Summerlin	14,179	—	14,204	(25)
Total Operating Assets	64,002	—	34,711	29,291

Strategic Developments
The Woodlands	253,327	—	149,873	103,454
Bridgeland	15,798	—	15,725	73
Ward Village	588,755	43,752	467,601	77,402
Total Strategic Developments	857,880	43,752	633,199	180,929
Total	$921,882	$43,752	$667,910	$210,220
(a)Refer to Note 9 - Mortgages, Notes, and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information on debt.
(b)Negative balance relates to costs paid by HHH, but not yet reimbursed by our lenders. We expect to receive funds from our lenders for these costs in the future.

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of December 31, 2025:

thousands	2026	2027	2028	2029	2030	Thereafter	Total
Mortgages, notes, and loans payable	$663,243	$507,661	$923,362	$1,075,975	$277,225	$1,696,748	$5,144,214
Interest payments (a)	260,531	214,724	173,511	108,835	85,862	149,256	992,719
Ground lease commitments	300	300	300	300	300	5,300	6,800
Total	$924,074	$722,685	$1,097,173	$1,185,110	$363,387	$1,851,304	$6,143,733
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Debt As of December 31, 2025, the Company had $5.1 billion of outstanding debt and $686.6 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions. Our proportionate share of the debt of our unconsolidated ventures totaled $215.5 million as of December 31, 2025. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information related to the Company’s collateral maintenance obligation.

On February 17, 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively the New Notes). The New Notes will pay interest semi-annually, in each case payable on March 1 and September 1 of each year, beginning on September 1, 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028, including the payment of premiums, accrued and unpaid interest and expenses related to such redemption, and will use the remaining proceeds for general corporate purposes.

Refer to Note 9 - Mortgages, Notes, and Loans Payable, Net in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional detail.

Debt Compliance As of December 31, 2025, the Company was not in compliance with certain property-level debt covenants due to not meeting certain debt service coverage ratios caused by lease expirations, vacancies, rent abatements, and other factors. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets, and therefore there was no material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2025 FORM 10-K | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS LIQUIDITY AND CAPITAL RESOURCES	Table of Contents Index to Financial Statements
Net Debt The following table summarizes our net debt on a segment basis as of December 31, 2025. Net debt is defined as Mortgages, notes, and loans payable, net, including our ownership share of debt of our unconsolidated ventures, reduced by liquidity sources to satisfy such obligations such as our ownership share of Cash and cash equivalents and SID, MUD, and Tax Increment Financing (TIF) receivables. Although net debt is a non-GAAP financial measure, we believe that such information is useful to our investors and other users of our financial statements as net debt and its components are important indicators of our overall liquidity, capital structure, and financial position. However, it should not be used as an alternative to our debt calculated in accordance with GAAP.

thousands	Operating Assets	Master Planned Communities	Strategic Developments	Segment Totals	Non- Segment Amounts	December 31, 2025
Mortgages, notes, and loans payable, net	$2,431,685	$159,280	$481,520	$3,072,485	$2,037,343	$5,109,828
Mortgages, notes, and loans payable of unconsolidated ventures	90,533	124,938	—	215,471	—	215,471
Less:
Cash and cash equivalents	(25,941)	(126,774)	(32,060)	(184,775)	(1,283,732)	(1,468,507)
Cash and cash equivalents of unconsolidated ventures	(4,288)	(12,670)	(3,793)	(20,751)	—	(20,751)
Special Improvement District receivables	—	(90,417)	—	(90,417)	—	(90,417)
Municipal Utility District receivables, net	—	(459,729)	—	(459,729)	—	(459,729)
TIF receivable	—	—	(4,012)	(4,012)	—	(4,012)
Net Debt	$2,491,989	$(405,372)	$441,655	$2,528,272	$753,611	$3,281,883

Unconsolidated Ventures We have interests in certain unconsolidated ventures which, as of December 31, 2025, had mortgage financing totaling $434.0 million, with our proportionate share of this debt totaling $215.5 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 12 - Commitments and Contingencies in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional information related to the Company’s collateral maintenance obligation. The following table summarizes our share of affiliate debt and cash as of December 31, 2025:

thousands	Company’s Share of Unconsolidated Ventures’ Debt	Company’s Share of Unconsolidated Ventures’ Cash
Operating Assets
Operating equity investments	$90,533	$4,288
Master Planned Communities
The Summit	7,690	10,862
Floreo	117,248	1,808
Strategic Developments
West End Alexandria	—	3,752
Other	—	41
Total	$215,471	$20,751

HHH 2025 FORM 10-K | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS CRITICAL ACCOUNTING POLICIES AND ESTIMATES	Table of Contents Index to Financial Statements

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

HHH 2025 FORM 10-K | 55

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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.2 billion of variable-rate debt outstanding at December 31, 2025, of which $361.5 million was swapped to a fixed rate through the use of interest rate swaps and $648.1 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitment of $29.0 million as of December 31, 2025, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 11 - Derivative Instruments and Hedging Activities in the Notes to Consolidated Financial Statements under Item 8 of this Annual Report for additional detail.

As of December 31, 2025, annual interest costs would increase approximately $2.1 million for every 1.00% increase in floating interest rates. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the current impact of a change in our interest rate on our Consolidated Statements of Operations and Consolidated Statements of Comprehensive Income would be less than the total change, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

The following table summarizes principal cash flows on our debt obligations and related weighted-average interest rates by expected maturity dates as of December 31, 2025:

	Contractual Maturity Date
thousands except percentages	2026	2027	2028	2029	2030	Thereafter	Total
Mortgages, notes, and loans payable	$663,243	$507,661	$923,362	$1,075,975	$277,225	$1,696,748	$5,144,214
Weighted-average interest rate	5.29%	5.06%	4.85%	4.65%	4.64%	4.27%

HHH 2025 FORM 10-K | 56

FINANCIAL STATEMENTS INDEX	Table of Contents Index to Financial Statements
Item 8.  Financial Statements and Supplementary Data

HHH 2025 FORM 10-K | 57

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
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

Management has assessed the effectiveness of the Company’s internal control over financial reporting utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013 Framework). Management concluded, based on its assessment, that the Company’s internal control over financial reporting was effective as of December 31, 2025.

KPMG LLP, an independent registered public accounting firm, has audited the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included in this Annual Report on Form 10-K (Annual Report).

HHH 2025 FORM 10-K | 58

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of
Howard Hughes Holdings Inc.:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Howard Hughes Holdings Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement schedule III (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

HHH 2025 FORM 10-K | 59

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

Master Planned Communities (MPC) cost of sales estimates

As discussed in Note 1 to the consolidated financial statements, when developed residential or commercial land is sold, the cost of sales includes actual costs incurred and estimates of future development costs, based on relative sales value, that benefit the property sold. For purposes of allocating development costs, estimates of future revenues and future development costs are re-evaluated throughout the year, with adjustments being allocated prospectively to the remaining parcels available for sale. MPC cost of sales estimates are highly judgmental as they are sensitive to cost escalation and sales price escalation, which are subject to judgment and affected by expectations about future market or economic conditions. The Company recognized MPC cost of sales of $188.7 million for the year ended December 31, 2025.

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

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the process to estimate MPC cost of sales. This included controls related to management’s monitoring and review of the assumptions noted above. We tested the assumptions related to cost escalation and sales price escalation by:

•agreeing the current year estimates for revenues and costs to actual results, where applicable
•comparing the Company’s historical cost escalation and sales price escalation estimates to actual results to assess the Company’s ability to accurately estimate these amounts
•performing site visits for certain MPC developments, as needed and historically when warranted, to compare the overall status of the developments to what is reflected within the MPC cost of sales estimates
•comparing expected price per acre for each property type available for sale to applicable market data
•comparing the cost and sales price escalation rates throughout the duration of the development to available market data.

/s/ KPMG LLP

We have served as the Company’s auditor since 2022.

Dallas, Texas
February 19, 2026

HHH 2025 FORM 10-K | 60

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
HOWARD HUGHES HOLDINGS INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
thousands except par values and share amounts	2025	2024
ASSETS
Master Planned Communities assets	$2,635,077	$2,511,662
Buildings and equipment	4,028,862	3,841,872
Less: accumulated depreciation	(1,082,124)	(949,533)
Land	307,625	302,446
Developments	1,477,615	1,341,029
Net investment in real estate	7,367,055	7,047,476
Investments in unconsolidated ventures	170,122	169,566
Cash and cash equivalents	1,468,507	596,083
Restricted cash	628,651	402,420
Accounts receivable, net	134,122	105,185
Municipal Utility District (MUD) receivables, net	459,729	463,799
Deferred expenses, net	160,966	139,350
Operating lease right-of-use assets	5,231	5,806
Other assets, net	245,078	281,551
Total assets	$10,639,461	$9,211,236

LIABILITIES
Mortgages, notes, and loans payable, net	$5,109,828	$5,127,469
Operating lease obligations	4,868	5,456
Deferred tax liabilities, net	164,472	142,100
Accounts payable and other liabilities	1,518,047	1,094,437
Total liabilities	6,797,215	6,369,462

Commitments and Contingencies (see Note 12)

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 65,910,640 issued, and 59,370,353 outstanding as of December 31, 2025, and 56,610,009 shares issued, and 50,116,150 outstanding as of December 31, 2024	659	566
Additional paid-in capital	4,458,838	3,576,274
Retained earnings (accumulated deficit)	(62,096)	(185,993)
Accumulated other comprehensive income (loss)	(1,827)	1,968
Treasury stock, at cost, 6,540,287 shares as of December 31, 2025, and 6,493,859 shares as of December 31, 2024	(620,118)	(616,589)
Total stockholders' equity	3,775,456	2,776,226
Noncontrolling interests	66,790	65,548
Total equity	3,842,246	2,841,774
Total liabilities and equity	$10,639,461	$9,211,236

See Notes to Consolidated Financial Statements.

HHH 2025 FORM 10-K | 61

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
HOWARD HUGHES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
thousands except per share amounts	2025	2024	2023
REVENUES
Condominium rights and unit sales	$370,156	$778,616	$47,707
Master Planned Communities land sales	562,586	453,195	370,185
Rental revenue	441,446	422,100	383,617
Other land, rental, and property revenues	48,363	44,755	46,255
Builder price participation	52,341	52,023	60,989
Total revenues	1,474,892	1,750,689	908,753

EXPENSES
Condominium rights and unit cost of sales	369,408	582,574	55,417
Master Planned Communities cost of sales	188,704	169,191	140,050
Operating costs	213,449	208,578	205,453
Rental property real estate taxes	60,768	58,395	55,649
Provision for (recovery of) doubtful accounts	232	504	(2,762)
General and administrative	122,240	91,752	86,671
Depreciation and amortization	183,232	179,799	168,734
Other	19,146	15,002	13,302
Total expenses	1,157,179	1,305,795	722,514

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	29,825	22,907	24,162
Other income (loss), net	(16,023)	92,120	5,823
Total other	13,802	115,027	29,985

Operating income (loss)	331,515	559,921	216,224

Interest income	46,998	25,349	25,500
Interest expense	(169,931)	(164,926)	(157,575)
Gain (loss) on extinguishment of debt	(698)	(465)	(97)
Gain (loss) on sale of MUD receivables	(48,197)	(48,651)	—
Equity in earnings (losses) from unconsolidated ventures	1,772	(5,829)	25,776
Income (loss) from continuing operations before income taxes	161,459	365,399	109,828
Income tax expense (benefit)	37,616	80,184	26,418
Net income (loss) from continuing operations	123,843	285,215	83,410
Net income (loss) from discontinued operations, net of tax	—	(88,223)	(634,940)
Net income (loss)	123,843	196,992	(551,530)
Net (income) loss attributable to noncontrolling interests	54	711	(243)
Net income (loss) attributable to common stockholders	$123,897	$197,703	$(551,773)

Basic income (loss) per share — continuing operations	$2.22	$5.75	$1.68
Basic income (loss) per share — discontinued operations	$—	$(1.78)	$(12.81)
Basic income (loss) per share attributable to common stockholders	$2.22	$3.98	$(11.13)

Diluted income (loss) per share — continuing operations	$2.21	$5.73	$1.68
Diluted income (loss) per share — discontinued operations	$—	$(1.77)	$(12.80)
Diluted income (loss) per share attributable to common stockholders	$2.21	$3.96	$(11.12)
See Notes to Consolidated Financial Statements.

HHH 2025 FORM 10-K | 62

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
HOWARD HUGHES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
thousands	2025	2024	2023
Net income (loss)	$123,843	$196,992	$(551,530)
Other comprehensive income (loss)
Interest rate caps and swaps (a)	(3,885)	321	(9,322)
Pension adjustment (b)	90	375	259
Other comprehensive income (loss)	(3,795)	696	(9,063)
Comprehensive income (loss)	120,048	197,688	(560,593)
Comprehensive (income) loss attributable to noncontrolling interests	54	711	(243)
Comprehensive income (loss) attributable to common stockholders	$120,102	$198,399	$(560,836)
(a)Amounts are shown net of deferred tax benefit of $1.2 million for the year ended December 31, 2025, deferred tax expense of $0.1 million for the year ended December 31, 2024, and deferred tax benefit of $2.7 million for the year ended December 31, 2023.
(b)The deferred tax impact was not meaningful for the years ended December 31, 2025, 2024, and 2023.

See Notes to Consolidated Financial Statements.

HHH 2025 FORM 10-K | 63

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
HOWARD HUGHES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF EQUITY

				Retained	Accumulated
			Additional	Earnings	Other			Total
thousands except shares	Common Stock		Paid-In	(Accumulated	Comprehensive	Treasury Stock		Stockholders'	Noncontrolling	Total
	Shares	Amount	Capital	Deficit)	Income (Loss)	Shares	Amount	Equity	Interests	Equity
Balance, December 31, 2022	56,226,273	$564	$3,972,561	$168,077	$10,335	(6,424,276)	$(611,038)	$3,540,499	$65,613	$3,606,112
Net income (loss)	—	—	—	(551,773)	—	—	—	(551,773)	243	(551,530)
Interest rate swaps, net of tax expense (benefit) of $(2,729)	—	—	—	—	(9,322)	—	—	(9,322)	—	(9,322)
Pension adjustment, net of tax expense (benefit) of $70	—	—	—	—	259	—	—	259	—	259
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	219	219
Stock plan activity	269,518	1	15,935	—	—	(33,501)	(2,728)	13,208	—	13,208
Other	—	—	—	—	—	—	—	—	(22)	(22)
Balance, December 31, 2023	56,495,791	$565	$3,988,496	$(383,696)	$1,272	(6,457,777)	$(613,766)	$2,992,871	$66,053	$3,058,924
Net income (loss)	—	—	—	197,703	—	—	—	197,703	(711)	196,992
Interest rate swaps, net of tax expense (benefit) of $60	—	—	—	—	321	—	—	321	—	321
Pension adjustment, net of tax expense (benefit) of $118	—	—	—	—	375	—	—	375	—	375
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	206	206
Distribution of Seaport Entertainment Group Inc. to stockholders	—	—	(428,229)	—	—	—	—	(428,229)	—	(428,229)
Stock plan activity	114,218	1	16,007	—	—	(36,082)	(2,823)	13,185	—	13,185
Balance, December 31, 2024	56,610,009	$566	$3,576,274	$(185,993)	$1,968	(6,493,859)	$(616,589)	$2,776,226	$65,548	$2,841,774
Net income (loss)	—	—	—	123,897	—	—	—	123,897	(54)	123,843
Interest rate swaps, net of tax expense (benefit) of $(1,231)	—	—	—	—	(3,885)	—	—	(3,885)	—	(3,885)
Pension adjustment, net of tax expense (benefit) of $24	—	—	—	—	90	—	—	90	—	90
Deconsolidation of Associations of Unit Owners	—	—	—	—	—	—	—	—	979	979
Teravalis noncontrolling interest	—	—	—	—	—	—	—	—	317	317
Issuance of common shares, net	9,000,000	90	862,699	—	—	—	—	862,789	—	862,789
Stock plan activity	300,631	3	19,865	—	—	(46,428)	(3,529)	16,339	—	16,339
Balance, December 31, 2025	65,910,640	$659	$4,458,838	$(62,096)	$(1,827)	(6,540,287)	$(620,118)	$3,775,456	$66,790	$3,842,246

See Notes to Consolidated Financial Statements.

HHH 2025 FORM 10-K | 64

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements
HOWARD HUGHES HOLDINGS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
thousands	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$123,843	$196,992	$(551,530)
Net income (loss) from discontinued operations, net of taxes	—	(88,223)	(634,940)
Net income (loss) from continuing operations	123,843	285,215	83,410
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	164,031	160,638	151,881
Amortization	19,444	19,360	16,960
Amortization of deferred financing costs	12,375	12,396	11,840
Amortization of intangibles other than in-place leases	120	120	120
Straight-line rent amortization	(6,156)	(7,012)	(7,464)
Deferred income taxes	23,579	61,529	(9,897)
Restricted stock and stock option amortization	19,802	16,006	16,394
Net gain on sale of properties	(29,825)	(22,907)	(24,162)
Loss on sale of MUD receivables	48,197	48,651	—
Proceeds from sale of MUD receivables	180,043	176,680	—
(Gain) loss on extinguishment of debt	698	465	97
Equity in (earnings) losses from unconsolidated ventures, net of distributions	4,496	12,436	(15,539)
Provision for (recovery of) doubtful accounts	3,414	(499)	8,274
Master Planned Communities development expenditures	(477,870)	(427,979)	(403,633)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	170,968	151,177	126,167
Condominium development expenditures	(511,013)	(681,998)	(472,666)
Condominium rights and units cost of sales, net of closing commissions	358,953	565,419	53,156
Other	4,742	—	1,319
Net Changes:
Accounts receivable, net	(18,215)	83,784	117,334
Other assets, net	26,595	15,681	30,687
Condominium deposits, net	289,108	(19,065)	88,595
Deferred expenses, net	(40,556)	(31,123)	(26,874)
Accounts payable and other liabilities	95,597	28,777	38,847
Cash provided by (used in) operating activities of continuing operations	462,370	447,751	(215,154)
Cash provided by (used in) operating activities of discontinued operations	—	(51,160)	(43,327)
Cash provided by (used in) operating activities	462,370	396,591	(258,481)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(3,499)	(2,143)	(7,340)
Operating property improvements	(44,758)	(47,949)	(40,211)
Property development and redevelopment	(170,959)	(252,953)	(231,038)
Acquisition of assets	(18,115)	(18,456)	(5,898)
Proceeds from sales of properties, net	12,336	48,408	39,543
Reimbursements under tax increment financings and grants	6,583	8,721	1,469
Distributions from unconsolidated ventures	4,386	6,657	12,995
Investments in unconsolidated ventures, net	(3,582)	(3,500)	—
Other	(1,458)	—	—
Net parent investment in discontinued operations	—	(169,490)	(115,185)
Cash provided by (used in) investing activities of continuing operations	(219,066)	(430,705)	(345,665)
Cash provided by (used in) investing activities of discontinued operations	—	129,911	9,522
Cash provided by (used in) investing activities	(219,066)	(300,794)	(336,143)
HHH 2025 FORM 10-K | 65

FINANCIAL STATEMENTS	Table of Contents Index to Financial Statements

	Year Ended December 31,
thousands	2025	2024	2023
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	759,545	761,429	677,441
Principal payments on mortgages, notes, and loans payable	(782,458)	(807,548)	(147,623)
Proceeds from issuance of common stock, net	862,789	—	—
Debt extinguishment costs	(422)	—	—
Special Improvement District bond funds released from (held in) escrow	25,254	16,850	11,037
Deferred financing costs and bond issuance costs	(6,091)	(6,235)	(569)
Taxes paid on stock options exercised and restricted stock vested	(3,641)	(2,306)	(2,696)
Stock options exercised	58	—	—
Sale of preferred stock in Seaport subsidiary	—	9,850	—
Contributions from Teravalis noncontrolling interest owner	317	206	219
Cash provided by (used in) financing activities of continuing operations	855,351	(27,754)	537,809
Cash provided by (used in) financing activities of discontinued operations	—	(122,597)	10,935
Cash provided by (used in) financing activities	855,351	(150,351)	548,744

Net change in cash, cash equivalents, and restricted cash	1,098,655	(54,554)	(45,880)
Cash, cash equivalents, and restricted cash at beginning of period	998,503	1,053,057	1,098,937
Cash, cash equivalents, and restricted cash at end of period	2,097,158	998,503	1,053,057
Less: Cash, cash equivalents, and restricted cash of discontinued operations at end of period	—	—	43,845
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$2,097,158	$998,503	$1,009,212

RECONCILIATION OF CASH, CASH EQUIVALENTS AND RESTRICTED CASH
Cash and cash equivalents	$1,468,507	$596,083	$629,714
Restricted cash	628,651	402,420	379,498
Cash, cash equivalents, and restricted cash of continuing operations at end of period	$2,097,158	$998,503	$1,009,212

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION — CONTINUING OPERATIONS
Interest paid, net	$282,844	$298,364	$239,995
Interest capitalized	148,780	151,632	109,510
Income taxes paid (refunded), net
Federal	8,793	1,500	5,305
Texas	560	2,443	2,379
Arizona	410	—	—
Maryland	235	—	—
New York	(14,150)	—	2,300
Illinois	—	—	624
All other states	150	—	—

NON-CASH TRANSACTIONS — CONTINUING OPERATIONS
Consideration from sale of properties	$41,125	$—	$5,250
Special Improvement District bonds transfers to buyers	17,736	18,014	13,883
Special Improvement District bonds held in third-party escrow	16,425	37,990	21,290
Capitalized stock compensation	3,187	3,936	4,669
Accrued property improvements, developments, and redevelopments	(9,612)	(13,441)	909
Initial recognition of operating lease right-of-use asset	—	766	—
Initial recognition of operating lease obligation	—	766	—

NON-CASH TRANSACTIONS — DISCONTINUED OPERATIONS
Distribution of Seaport Entertainment Group Inc. to stockholders	$—	$361,210	$—
See Notes to Consolidated Financial Statements.
HHH 2025 FORM 10-K | 66

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

1. Presentation of Financial Statements and Significant Accounting Policies

General Howard Hughes Holdings Inc. (HHH or the Company) is a holding company that owns a real estate development subsidiary, The Howard Hughes Corporation (HHC). Through HHC, the Company operates a large‑scale, mixed‑use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income‑producing properties. References to HHH, the Company, we, us, and our refer to Howard Hughes Holdings Inc. and its consolidated subsidiaries, which includes The Howard Hughes Corporation, unless otherwise specifically stated. References to HHC or Howard Hughes Communities refer to The Howard Hughes Corporation and its consolidated subsidiaries unless otherwise specifically stated.

In 2025, the Company began executing a long-term strategy to transition from a pure-play real estate company to a diversified holding company. On May 5, 2025, the Company issued 9,000,000 shares of newly issued common stock to Pershing Square for an aggregate purchase price of $900 million. In connection with the investment, the Company and Pershing Square entered into related agreements, including a Services Agreement, Shareholder Agreement, Standstill Agreement, and Registration Rights Agreement. The Company intends to use the proceeds from the transaction to acquire or invest in operating businesses.

As previously disclosed in our Current Report on Form 8‑K filed on December 18, 2025, the Company entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (Vantage), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026. To support the funding of the acquisition, the Company also entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of the Company’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. Over time, the Company will have the right, but not the obligation, to repurchase the preferred stock during specified periods and upon certain triggering events. The acquisition is expected to be funded through the Company’s cash on hand, and proceeds from the issuance of the preferred stock.

See Note 2 - Pershing Square for additional information related to the transactions with Pershing Square in the current period.

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

HHH 2025 FORM 10-K | 67

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

Consolidated Variable Interest Entities

Teravalis At December 31, 2025, and 2024, the Company owned an 88.0% interest in Teravalis, the Company’s newest large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of December 31, 2025, the Company’s Consolidated Balance Sheets included $543.9 million of MPC assets and $65.2 million of Noncontrolling interest related to Teravalis. As of December 31, 2024, the Company’s Consolidated Balance Sheets included $542.1 million of MPC assets and $65.1 million of Noncontrolling interest related to Teravalis.

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

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute to up $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At December 31, 2025, and 2024, the Company owned approximately 100% of this venture.

HHH 2025 FORM 10-K | 68

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The Company’s Consolidated Balance Sheets included the following amounts related to ‘Ilima as of December 31:

thousands	2025	2024
Buildings and equipment	$7,161	$698
Less: accumulated depreciation	(1,354)	(19)
Developments	14,684	7,747
Net investment in real estate	20,491	8,426
Cash and cash equivalents	21,690	271
Restricted cash	136,418	—
Accounts receivable, net	65	—
Deferred expenses, net	13,571	—
Other assets, net	565	—
Total assets	$192,800	$8,697

Accounts payable and other liabilities	$153,430	$159
Total liabilities	$153,430	$159

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
HHH 2025 FORM 10-K | 69

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Segments The Company operates in three business segments: (i) Operating Assets; (ii) MPC; and (iii) Strategic Developments. Segment information is prepared on the same basis that management reviews information for operational decision-making purposes. Management evaluates the performance of each of HHH’s real estate assets or investments individually and aggregates such properties into segments based on their economic characteristics and types of revenue streams.

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

From time to time, the Company may reassess the development strategies for certain buildings and improvements which results in changes to the Company’s estimate of their remaining useful lives. The Company did not recognize additional depreciation expense of significance for the years ended December 31, 2025, 2024, and 2023.

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

Developments consist of the following categories as of December 31:

thousands	2025	2024
Development costs	$1,307,851	$1,190,746
Land and improvements	169,764	150,283
Total Developments	$1,477,615	$1,341,029

HHH 2025 FORM 10-K | 70

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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
HHH 2025 FORM 10-K | 71

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

Related-party receivables are primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and a $6.0 million guaranty fee associated with the increased borrowing capacity of Floreo’s bond financing in the first quarter of 2025. See Note 4 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 12 - Commitments and Contingencies for additional information on the guaranty fee.

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

The following table represents the components of Accounts Receivable, net of amounts considered uncollectible, in the accompanying Consolidated Balance Sheets as of December 31:

thousands	2025	2024
Straight-line rent receivables	$96,975	$91,050
Tenant receivables	5,512	1,638
Related-party receivables	18,640	6,908
Other receivables	12,995	5,589
Accounts receivable, net (a)	$134,122	$105,185
(a)As of December 31, 2025, the total reserve balance for amounts considered uncollectible was $7.2 million, composed of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivable. As of December 31, 2024, the total reserve balance was $8.2 million, comprised of $8.1 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Consolidated Statements of Operations for the years ended December 31:

thousands
Statements of Operations Location	2025	2024	2023
Rental revenue	$3,117	$(860)	$10,984
Provision for (recovery of) doubtful accounts	232	504	(2,762)
Total (income) expense impact	$3,349	$(356)	$8,222

HHH 2025 FORM 10-K | 72

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
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

Sale of MUD Receivables In September 2024, the Company entered into a sales transaction of MUD receivables, in which it transferred the reimbursement rights to $186.0 million of existing MUD receivables and $9.3 million of related accrued interest, as well as $40.0 million of anticipated future MUD receivables, for total cash consideration of $176.7 million. Using the relative fair value method, $146.7 million of the cash consideration was allocated to the sale of the existing MUD receivables and $30.0 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $51.5 million in the Consolidated Statements of Operations in the third quarter of 2024. Due to an adjustment to the allocation between projects, a slight reduction in the loss was recognized in the fourth quarter of 2024, and the final impact of this sale was a loss of $48.7 million.

In May 2025, the Company entered into a transaction in which it transferred the reimbursement rights to $147.0 million of existing MUD receivables and $14.1 million of related accrued interest, as well as $95.9 million of anticipated future MUD receivables, for total cash consideration of $180.0 million. Using the relative fair value method, $112.8 million of the cash consideration was allocated to the sale of the existing MUD receivables and $67.2 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $48.2 million in the Consolidated Statements of Operations.

For both transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Accounts payable and other liabilities on the Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $21.8 million for the year ended December 31, 2025.

Other Assets, net The major components of Other assets, net include security, escrow, and other deposits; Special Improvement District (SID) receivables; in-place leases; intangibles; Tax increment financing (TIF) receivables; prepaid expenses related to the Company’s properties; condominium inventory; and various other assets.

SID receivables are amounts due from SID bonds related to the Company’s Summerlin MPC. Proceeds from SID bonds are held in escrow by a third-party and are used to reimburse the Company for a portion of the development costs incurred in Summerlin. See Note 9 - Mortgages, Notes, and Loans Payable, Net for additional information on the SID bonds.

The Company’s intangibles include in-place lease assets and above-market lease assets where HHH is the lessor, as well as internally developed software, trademark and trade name intangibles related to MPCs, and goodwill. The Company amortizes finite-lived intangible assets less any residual value, if applicable, on a straight-line basis over the term of the related lease or the estimated useful life of the asset.

TIF receivables are amounts which the Company has submitted for reimbursement from Howard County in Maryland or from the state of Maryland, in conjunction with development costs expended on key roads and infrastructure work within Merriweather District specified per the terms of the county’s TIF legislation, Special Obligation Bonds issued in October 2017, and Grant Disbursement Agreement executed in April 2023.

HHH 2025 FORM 10-K | 73

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

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $560.3 million as of December 31, 2025, and $569.1 million as of December 31, 2024. The MUD receivable balance includes accrued interest of $48.2 million at December 31, 2025, and $44.0 million at December 31, 2024. The allowance for credit losses for financing receivables was not material as of December 31, 2025, and 2024, and there was no material activity related to the allowance for credit losses for the years ended December 31, 2025, 2024, and 2023.

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

Deferred Expenses, net Deferred expenses consist principally of leasing costs. Deferred leasing costs are amortized to expense using the straight‑line method over the related lease term. Deferred expenses are shown net of accumulated amortization of $68.1 million as of December 31, 2025, and $69.1 million as of December 31, 2024.

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

HHH 2025 FORM 10-K | 74

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

Stock-Based Compensation The Company maintains various equity incentive plans, with outstanding stock-based compensation awards (Awards) which include stock options and restricted stock awards (RSAs). In 2023, pursuant to the holding company reorganization discussed above, each outstanding share of HHC’s common stock was automatically converted into one share of HHH common stock. HHH assumed all obligations under the equity incentive plans. All stock options and restricted stock outstanding will be settled in HHH stock.

In 2024, at the time of the Spinoff, all of these Awards were modified to adjust the number of HHH shares by certain ratios and/or allocation factors. The stock options were modified into HHH stock options and SEG stock options based on the applicable ratios and/or allocation factors. In addition, the growth targets for the RSAs based on Net Asset Value and related performance conditions were revised to carve out the impact of the Spinoff. Also, the market conditions related to Total Shareholder Return (TSR) targets were evaluated as of the Spinoff date for the TSR-based RSAs and then modified to time-based, service conditions only. See Note 13 - Stock-Based Compensation Plans for additional information.

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

Revenue Recognition and Related Matters

Condominium Rights and Unit Sales Revenue from the sale of an individual unit in a condominium project is recognized at a point in time (i.e., the closing) when HHH satisfies the single performance obligation to construct a condominium project and transfers control of a completed unit to a buyer. The transaction price, which is the amount of consideration the Company receives upon delivery of the completed condominium unit to the buyer, is allocated to this single obligation and is received at closing less any amounts previously paid on deposit.

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

HHH 2025 FORM 10-K | 75

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

HHH 2025 FORM 10-K | 76

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

Noncontrolling Interests As of December 31, 2025, and December 31, 2024, noncontrolling interests related to the 12% noncontrolling interest in Teravalis and the noncontrolling interest in the Ward Village Homeowners’ Associations (HOAs). All revenues and expenses related to the HOAs are attributable to noncontrolling interests and do not impact net income attributable to common stockholders.

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

HHH 2025 FORM 10-K | 77

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

2. Pershing Square

Common Share Issuance to Pershing Square On May 5, 2025, the Company entered into a Share Purchase Agreement (Purchase Agreement), by and between the Company and Pershing Square Holdco, L.P. (PS Holdco), pursuant to which the Company sold to PS Holdco 9,000,000 newly issued shares of the Company’s common stock at a purchase price of $100 per share, for an aggregate purchase price of $900 million (the Pershing Square Issuance). In connection with the Purchase Agreement, the Company also entered into several other agreements, dated May 5, 2025, with PS Holdco and Pershing Square Capital Management, L.P. (together, Pershing Square), including a Services Agreement, a Shareholder Agreement, a Standstill Agreement, and a Registration Rights Agreement.

As of December 31, 2025, Pershing Square beneficially owned approximately 46.9% of the Company’s outstanding shares of common stock. The Company expects to use the proceeds from the transaction to acquire or make investments in operating companies as part of the Company’s new strategy of becoming a diversified holding company.

Transaction Costs The Company incurred $38.3 million in costs directly attributable to the Pershing Square Issuance. As required by the Purchase Agreement, these transaction costs included the reimbursement of $25.0 million of reasonable and documented expenses incurred by Pershing Square in connection with the negotiation and execution of the transaction. These reimbursement costs were treated as a reduction of the proceeds and recorded directly in Additional paid-in capital on the Consolidated Balance Sheets. The remaining $13.3 million of costs were incurred directly by the Company and included $12.2 million of costs attributable to the sale of common stock recognized in Additional paid-in capital and $1.1 million of costs which were expensed as incurred as General and administrative expenses in the Consolidated Statements of Operations.

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

The Company will pay Pershing Square a quarterly base advisory fee of $3.75 million and a quarterly variable advisory fee equal to 0.375% of the excess value of the quarter-end stock price of the Company’s common stock minus the reference price of $66.15, multiplied by the existing share count as of the transaction date, which will not increase with the issuance of new shares of common stock. The base fee and the reference share price are subject to annual adjustment based on the Core Personal Consumption Expenditures (PCE) Price Index. The total advisory fee recognized in General and administrative expenses in the Consolidated Statements of Operations was $17.1 million for the year ended December 31, 2025. As of December 31, 2025, the Consolidated Balance Sheets reflect accounts payable of $3.3 million due to Pershing Square with respect to the advisory fees.

Potential Preferred Share Issuance to Pershing Square In December 2025, in association with the pending acquisition of Vantage, the Company entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of the Company’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. The preferred stock will be perpetual, non‑voting (subject to customary protective rights), and will become convertible into the common stock of Vantage if not redeemed by the end of the seventh fiscal year post-transaction. The Company will have the right, but not the obligation, to repurchase the preferred stock during specified periods and upon certain triggering events. The Company is evaluating the accounting implications of the potential preferred stock issuance and will provide further disclosures upon execution of the transaction.

HHH 2025 FORM 10-K | 78

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

The following table presents key components of Net income (loss) from discontinued operations, net of income taxes, for the years ended December 31:

thousands	2024	2023
Total revenues	$60,846	$115,349
Total operating expenses	88,381	133,767
General and administrative (a)	32,535	4,522
Depreciation and amortization	16,717	47,384
Other	—	81
Provision for impairment	—	(672,492)
Other income (loss), net	(67)	(1,539)
Interest income (expense), net	(7,414)	874
Gain (loss) on extinguishment of debt	(1,563)	(47)
Equity in earnings (losses) from unconsolidated ventures	(18,960)	(81,484)
Net income (loss) from discontinued operations before income taxes	(104,791)	(825,093)
Income tax expense (benefit)	(16,568)	(190,153)
Net income (loss) from discontinued operations, net of taxes	$(88,223)	$(634,940)
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

Seaport Entertainment Guaranty Following the execution of the Spinoff, HHH provided a full backstop guaranty for SEG’s outstanding mortgage related to its 250 Water Street property (SEG Term Loan). On February 6, 2026, SEG announced that it had closed the sale of its 250 Water Street property. As part of the transaction, SEG repaid the SEG Term Loan in full and HHH was released from the related backstop guaranty. See Note 12 - Commitments and Contingencies for additional information.

HHH 2025 FORM 10-K | 79

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

4. Investments in Unconsolidated Ventures

In the normal course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of December 31, 2025, the Company does not consolidate the investments below as it does not have a controlling financial interest in these ventures. As such, the Company primarily reports its interests in accordance with the equity method. As of December 31, 2025, these ventures had debt totaling $434.0 million, with the Company’s proportionate share of this debt totaling $215.5 million. All of this indebtedness is without recourse to the Company, with the exception of the collateral maintenance obligation for Floreo. See Note 12 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	December 31,	December 31,	December 31,	December 31,	Year Ended December 31,
thousands except percentages	2025	2024	2025	2024	2025	2024	2023
Equity Method Investments
Operating Assets
Operating equity investments (b)	Various	Various	$10,649	$7,036	$(776)	$2,577	$(64)
Master Planned Communities
The Summit (c)	50.0%	50.0%	35,815	37,409	(1,594)	(16,807)	24,787
Floreo (d)	50.0%	50.0%	59,008	60,788	(1,780)	4,908	(2,121)
Strategic Developments
West End Alexandria (c)	58.3%	58.3%	60,830	60,513	317	256	139
Other	50.0%	50.0%	41	41	—	(5)	2
			166,343	165,787	(3,833)	(9,071)	22,743
Other investments (e)			3,779	3,779	5,605	3,242	3,033
Investments in unconsolidated ventures			$170,122	$169,566	$1,772	$(5,829)	$25,776
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $23.8 million at December 31, 2025, and $18.0 million at December 31, 2024, and presented in Accounts payable and other liabilities on the Consolidated Balance Sheets.
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

The Summit In 2015, the Company formed DLV/HHPI Summerlin, LLC (The Summit) with Discovery Land Company (Discovery) to develop a custom home community in Summerlin. The Company contributed land for Phase I in 2015 and initially received distributions and recognized its share of income or loss based on the joint venture’s distribution priorities. The Company has now received all of its preferred return distributions, and recognizes its share of income or loss for Phase I based on its final profit-sharing interest.

In July 2022, the Company contributed an additional 54 acres to The Summit (Phase II land). The Phase II land is adjacent to the existing Summit development and includes approximately 28 custom home sites. The first lot sales closed in the first quarter of 2023. The Company will receive distributions and recognize its share of income or loss for Phase II based on the joint venture’s distribution priorities in the amended Summit LLC agreement, which could fluctuate over time. Upon receipt of preferred returns to HHH, distributions and recognition of income or loss will be allocated to the company based on its final profit-sharing interest.

Floreo In the fourth quarter of 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) and entered into an LLC Agreement with JDM Partners and El Dorado Holdings to develop the first village within the new Teravalis MPC on 3,029 acres of land in the greater Phoenix, Arizona area. The first land sales closed in the first quarter of 2024.

HHH 2025 FORM 10-K | 80

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
In October 2022, Floreo closed on a $165.0 million bond financing. In February 2025, the borrowing capacity on the bond increased to $365.0 million. Outstanding borrowings as of December 31, 2025, were $242.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received an initial guaranty fee of $5.0 million and will receive an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. The financing and related guaranty provided by the Company triggered a reconsideration event, and as of December 31, 2022, Floreo was classified as a VIE. Due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of December 31, 2025, the Company’s maximum exposure to loss as a result of this investment is limited to the $59.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 12 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

West End Alexandria In the fourth quarter of 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall. Other equity owners include Foulger-Pratt Development, LLC (Foulger-Pratt) and Seritage SRC Finance (Seritage). In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration.

Development plans for the 41-acre property include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza and a network of parks and public transportation. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026.

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

thousands	December 31, 2025	December 31, 2024
Consolidated Balance Sheets
Total Assets	$952,501	$879,908
Total Liabilities	599,167	526,320
Total Equity	353,334	353,588

	Year Ended December 31,
thousands	2025	2024	2023
Consolidated Statements of Operations
Revenues	$191,463	$219,766	$347,084
Operating Income	25,293	35,545	75,099
Net income (loss)	9,893	20,987	55,006

HHH 2025 FORM 10-K | 81

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

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

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. In July 2025, upon completion of construction, the Company transferred the Grogan's Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands (Town Green), resulting in a gain of $10.1 million. Town Green was measured at fair value and is held in the strategic segment for future development. See Note 10 - Fair Value for additional information.

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

In March 2023, the Company completed the sale of two land parcels in Honolulu, including an 11,929-square-foot building at the Ward Village Retail property, for total consideration of $6.3 million, resulting in a gain of $4.7 million.

6. Impairment

The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360 Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded in continuing operations during the three years ended December 31, 2025, 2024, and 2023.

HHH 2025 FORM 10-K | 82

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

The Company evaluates each investment in an unconsolidated venture discussed in Note 4 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded in continuing operations during the three years ended December 31, 2025, 2024, and 2023.

In 2023, the Company recorded a $709.5 million impairment charge related to the Seaport segment, which is now reported in discontinued operations following the Spinoff.

7. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net as of December 31:

thousands	2025	2024
Special Improvement District receivable, net	$90,417	$97,432
Security, escrow, and other deposits	54,608	66,348
In-place leases, net	28,486	32,995
Prepaid expenses	19,669	22,791
Tenant incentives and other receivables, net	15,259	12,567
Other	11,934	28,433
Intangibles, net	7,930	3,359
TIF receivable, net	4,012	4,340
Condominium inventory	3,937	525
Interest rate derivative assets	3,113	9,082
Notes receivable, net	2,932	870
Net investment in lease receivable	2,781	2,809
Other assets, net	$245,078	$281,551

Accounts Payable and Other Liabilities The following table summarizes the significant components of Accounts payable and other liabilities as of December 31:

thousands	2025	2024
Condominium deposit liabilities	$748,795	$459,683
Construction payables	263,845	252,619
Deferred income	166,121	125,784
Accounts payable and accrued expenses	69,023	48,317
MUD sale liability	64,364	19,468
Tenant and other deposits	59,736	47,112
Accrued interest	50,800	51,828
Accrued real estate taxes	35,311	29,284
Accrued payroll and other employee liabilities	31,452	32,154
Other	27,911	28,188
Interest rate derivative liabilities	689	—
Accounts payable and other liabilities	$1,518,047	$1,094,437

HHH 2025 FORM 10-K | 83

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

8. Intangibles

The following table summarizes the Company’s intangible assets and liabilities:

	As of December 31, 2025			As of December 31, 2024
	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount

thousands
Intangible Assets:
Other intangibles	$8,052	$(2,615)	$5,437	$4,526	$(1,324)	$3,202
Goodwill	2,336	—	2,336	—	—	—
Indefinite lived intangibles	157	—	157	157	—	157

Tenant leases:
In-place value	54,008	(25,522)	28,486	56,019	(23,024)	32,995
Above-market	1,053	(475)	578	1,281	(395)	886
Below-market	—	—	—	(627)	627	—
Total indefinite lived intangibles			$2,493			$157
Total amortizing intangibles			$34,501			$37,083

Other intangibles includes trademark and trade name intangibles related to MPCs as well as internally developed software. These intangibles are included in Other assets, net and are amortized on a straight-line basis over the estimated useful life of the asset. The tenant in-place, above-market, and below-market lease intangible assets resulted from real estate acquisitions. The in‑place value and above-market value of tenant leases are included in Other assets, net and are amortized over periods that approximate the related lease terms. The below‑market tenant leases are included in Accounts payable and other liabilities and are amortized over the remaining non-cancelable terms of the respective leases. See Note 7 - Other Assets and Liabilities for additional information regarding Other assets, net and Accounts payable and other liabilities.

Net amortization and accretion expense for these intangible assets and liabilities was $5.2 million in 2025, $4.6 million in 2024, and $4.3 million in 2023.

Future net amortization and accretion expense is estimated for each of the five succeeding years as shown below:

thousands	2026	2027	2028	2029	2030
Net amortization and accretion expense	$5,793	$5,173	$5,064	$5,025	$5,014

HHH 2025 FORM 10-K | 84

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

9. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable All mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

	December 31,
thousands	2025	2024
Fixed-rate debt
Senior unsecured notes	$2,050,000	$2,050,000
Secured mortgages payable	1,793,561	1,635,750
Special Improvement District bonds	80,294	83,779
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	283,000
Secured mortgages payable	1,135,359	1,115,908
Unamortized deferred financing costs (b)	(34,386)	(40,968)
Mortgages, notes, and loans payable, net	$5,109,828	$5,127,469
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. See Note 11 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of December 31, 2025, land, buildings and equipment, developments, and other collateral with a net book value of $4.8 billion have been pledged as collateral for the Company’s debt obligations. Senior unsecured notes totaling $2.1 billion and $52.1 million of secured mortgages payable are recourse to the Company.

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

On February 17, 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively the New Notes). The New Notes will pay interest semi-annually, in each case payable on March 1 and September 1 of each year, beginning on September 1, 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028, including the payment of premiums, accrued and unpaid interest and expenses related to such redemption, and will use the remaining proceeds for general corporate purposes.

The New Notes were offered in a private placement, solely to persons reasonably believed to be qualified institutional buyers. The New Notes have not been, and will not be, registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

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

HHH 2025 FORM 10-K | 85

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes the Company’s secured mortgages payable:

	December 31, 2025				December 31, 2024
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,793,561	3.13% - 8.67%	4.91%	5.1	$1,635,750	3.13% - 8.67%	4.74%	5.8
Variable rate (b)	1,135,359	5.77% - 8.87%	7.34%	1.3	1,115,908	6.43% - 9.42%	7.67%	1.7
Secured mortgages payable	$2,928,920	3.13% - 8.87%	5.85%	3.6	$2,751,658	3.13% - 9.42%	5.93%	4.1
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of December 31, 2025 and 2024, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 7.15% as of December 31, 2025, and 7.02% as of December 31, 2024. See Note 11 - Derivative Instruments and Hedging Activities for additional information.

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

During 2025, the Company’s mortgage activity included draws on existing mortgages of $573.5 million, refinancings of $184.2 million, and repayments of $365.7 million. As of December 31, 2025, the Company’s secured mortgage loans had $686.6 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025, and fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2025 to 2054 as of December 31, 2024. For the year ended December 31, 2025, $16.4 million in SID bonds were issued and obligations of $17.7 million were assumed by buyers.

Secured Bridgeland Notes The Company’s $600.0 million secured notes mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.06%. In the second quarter of 2025, $198.0 million was repaid using the proceeds from the sale of MUD receivables, bringing outstanding borrowings to $85.0 million as of December 31, 2025.

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

As of December 31, 2025, the Company was not in compliance with certain property-level debt covenants due to not meeting certain debt service coverage ratios caused by lease expirations, vacancies, rent abatements, and other factors. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash could not be used for general corporate purposes, it could be used to fund operations of the underlying assets, and therefore there was no material impact on the Company’s liquidity or its ability to operate these assets.

HHH 2025 FORM 10-K | 86

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Scheduled Maturities The following table summarizes the contractual obligations relating to the Company’s mortgages, notes, and loans payable as of December 31, 2025:

thousands	Mortgages, notes, and loans payable principal payments
2026	$663,243
2027	507,661
2028 (a)	923,362
2029	1,075,975
2030	277,225
Thereafter (a)	1,696,748
Total principal payments	5,144,214
Unamortized deferred financing costs	(34,386)
Mortgages, notes, and loans payable	$5,109,828
(a)Subsequent to year end, on February 17, 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028, including premiums, accrued and unpaid interest and related expenses, and will use the remaining proceeds for general corporate purposes.

10. Fair Value

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

The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	December 31, 2025				December 31, 2024
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate derivative assets	$3,113	$—	$3,113	$—	$9,082	$—	$9,082	$—
Interest rate derivative liabilities	689	—	689	—	—	—	—	—

The fair values of interest rate derivatives are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

HHH 2025 FORM 10-K | 87

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		December 31, 2025		December 31, 2024
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash	Level 1	$2,097,158	$2,097,158	$998,503	$998,503
Accounts receivable, net (a)	Level 3	134,122	134,122	105,185	105,185
Notes receivable, net (b)	Level 3	2,932	2,932	870	870

Liabilities:
Fixed-rate debt (c)	Level 2	3,923,855	3,794,729	3,769,529	3,495,298
Variable-rate debt (c)	Level 2	1,220,359	1,220,359	1,398,908	1,398,908
(a)Accounts receivable, net is shown net of an allowance of $7.2 million at December 31, 2025, and $8.2 million at December 31, 2024. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(b)Notes receivable, net is shown net of an immaterial allowance at December 31, 2025, and December 31, 2024.
(c)Excludes related unamortized financing costs.

The carrying amounts of Cash and restricted cash, Accounts receivable, net, and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of December 31, 2025. Refer to Note 9 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

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

HHH 2025 FORM 10-K | 88

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

11. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps, collars, and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate collars designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above an established ceiling rate and payment of variable amounts to a counterparty if interest rates fall below an established floor rate, in exchange for an upfront premium. No payments or receipts are exchanged on interest rate collar contracts unless interest rates rise above or fall below the established ceiling and floor rates. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense in the Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the Consolidated Balance Sheet.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of December 31, 2025 or 2024.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. During the year ended December 31, 2025, the Company recorded an immaterial reduction in Interest expense related to the amortization of terminated swaps.

Amounts reported in AOCI related to derivatives will be reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, HHH estimates that $1.2 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHH 2025 FORM 10-K | 89

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Accounts payable and other liabilities.

					Fair Value Asset (Liability)
	Notional	Fixed Interest	Effective	Maturity	December 31,	December 31,
thousands	Amount	Rate (a)	Date	Date	2025	2024
Derivative instruments not designated as hedging instruments: (b)
Interest rate collar	219,080	2.00% - 4.50%	6/1/2023	6/1/2025	$—	$35
Interest rate collar	234,364	2.00% - 4.50%	6/1/2023	6/1/2025	—	34
Interest rate cap	75,000	2.50%	10/12/2021	9/29/2025	—	919
Interest rate cap	59,500	2.50%	10/12/2021	9/29/2025	—	729
Interest rate cap	250,000	4.50%	6/17/2025	7/1/2026	1	—
Interest rate cap	69,712	6.00%	6/20/2024	7/15/2026	—	30
Interest rate cap	8,890	6.00%	6/20/2024	7/15/2026	—	4
Interest rate cap	133,467	5.25%	12/2/2024	12/15/2026	1	297

Derivative instruments designated as hedging instruments:
Interest rate cap	127,000	3.50%	11/7/2024	11/7/2025	—	725
Interest rate cap	72,581	5.00%	12/22/2022	12/21/2025	—	15
Interest rate swap	79,444	3.97%	5/1/2025	4/15/2026	(59)	—
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	(88)	—
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	(542)	1,062
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	792	1,979
Interest rate cap	127,000	3.50%	11/7/2025	1/8/2027	145	—
Interest rate cap	59,000	4.15%	12/21/2025	12/21/2028	183	—
Interest rate swap	33,894	4.89%	11/1/2019	1/1/2032	1,991	3,253

Total fair value derivative assets					$3,113	$9,082
Total fair value derivative liabilities					(689)	—
Total fair value derivatives asset (liability), net					$2,424	$9,082
(a)These rates represent the swap rate and cap strike rate on HHH’s interest rate swaps, caps, and collars.
(b)Interest income related to these contracts was $0.4 million in 2025 and $1.4 million in 2024.

The tables below present the effect of the Company’s derivative financial instruments in the Consolidated Statements of Operations for the years ended December 31:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) Recognized in AOCI on Derivatives
thousands	2025	2024	2023
Interest rate derivatives	$(962)	$4,818	$3,809

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
thousands	2025	2024	2023
Interest expense	$2,923	$4,497	$13,131

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position, which includes accrued interest but excludes any adjustment for nonperformance risk, related to these agreements was $0.7 million as of December 31, 2025.

HHH 2025 FORM 10-K | 90

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

12. Commitments and Contingencies

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

Columbia The Company is currently developing certain property it owns in Merriweather District (formerly Downtown Columbia), which is subject to certain recorded documents, covenants, and restrictions (the Covenants). Under the Covenants, HHH is the master developer of Merriweather District. In 2017, IMH Columbia, LLC (IMH) purchased the site of a former Sheraton Hotel (the Hotel Lot) subject to the Covenants. IMH has made demands that HHH accede to IMH’s development plans for the Hotel Lot and HHH has exercised its right under the Covenants to object to IMH’s plans for the Hotel Lot. IMH filed a complaint seeking (1) a declaration that HHH gave its consent, under the Covenants, to IMH’s proposed changes in use and onsite parking, or that the limitations under the Covenants are obsolete and unenforceable, (2) damages reimbursing the costs and expenses IMH claims to have incurred in reliance on HHH's alleged consent to IMH’s proposed development, (3) damages related to the expectation of lost profits, which IMH alleged were caused by HHH breaching the Covenants by prohibiting IMH from proceeding with its proposed development, and (4) declarations finding that HHH breached the shared parking related Covenants relating to HHH’s own property. The jury trial concluded in April 2024, and the jury found partially in favor of IMH and awarded damages of $17.0 million, which will accrue post-judgment interest of 10% annually from the date of the final judgment. The Company appealed the judgment, and the Court of Appeals heard oral arguments in September 2025. In December 2025, the Appellate Court of Maryland affirmed the judgment in full and the Company does not intend to file a motion for reconsideration or appeal the decision. As such, the Company accrued a liability of $19.8 million at December 31, 2025, inclusive of $17.0 million for the initial judgment and $2.8 million of related interest, and recognized the amount in Other income (loss), net in the accompanying Consolidated Statements of Operations for year ended December 31, 2025.

Timarron Park On June 14, 2018, the Company was served with a petition involving approximately 500 individuals or entities who claim that their properties, located in the Timarron Park neighborhood of The Woodlands, were damaged by flood waters that resulted from the unprecedented rainfall that occurred throughout Harris County and surrounding areas during Hurricane Harvey in August 2017. The complaint was filed in State Court in Harris County of the State of Texas. In general, the plaintiffs allege negligence in the development of Timarron Park and violations of Texas’ Deceptive Trade Practices Act and name as defendants The Howard Hughes Corporation, The Woodlands Land Development Company, and two unaffiliated parties involved in the planning and engineering of Timarron Park. The plaintiffs are seeking restitution for damages to their properties and diminution of their property values. On August 9, 2022, the Court granted the Company’s summary judgment motions and dismissed the plaintiffs’ claims. The plaintiffs filed a motion for a new trial, which was denied. Plaintiffs appealed. In November 2024, a three-judge panel of the Court of Appeals affirmed the trial court’s judgment in the Company’s favor. Plaintiffs sought rehearing. In December 2025, the Court of Appeals again affirmed the trial court’s judgment in the Company’s favor in a subsequent opinion issued following rehearing. The plaintiffs have obtained an extension of time to seek further rehearing or rehearing en banc and may also seek discretionary review by the Texas Supreme Court. Any such review is discretionary. The Company will continue to defend the matter as it believes that these claims are without merit and that it has substantial legal and factual defenses to the claims and allegations contained in the complaint. Based upon the present status of this matter, the Company does not believe it is probable that a loss will be incurred. Accordingly, the Company has not recorded a charge as a result of this action.

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025, and the court’s order regarding the same was entered in September 2025. The Company filed motions to dismiss both actions in October 2025. The Court heard both motions in December 2025, and the Company is awaiting a ruling. The trial is presently scheduled for January 2027. The Company has not accrued any amount related to this claim as the damage is undetermined.

Letters of Credit and Surety Bonds As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. As of December 31, 2024, the Company had outstanding letters of credit totaling $3.9 million and surety bonds totaling $353.8 million. These letters of credit and surety bonds were issued primarily in connection with insurance requirements, special real estate assessments, and construction obligations.

HHH 2025 FORM 10-K | 91

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Operating lease right-of-use assets and Operating lease obligations on the Consolidated Balance Sheets. See Note 18 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of December 31, 2025 and 2024, there were no events requiring financial performance under the following guarantees.

Seaport Entertainment Guaranty Following the execution of the Spinoff, HHH provided a full backstop guaranty for SEG’s outstanding $61.3 million mortgage related to its 250 Water Street property (SEG Term Loan). As consideration for providing such guaranty, SEG paid the Company an annualized guaranty fee equal to 2.0% of the total outstanding principal, paid monthly. The Company’s maximum exposure under this guaranty was equal to the outstanding principal and interest balance at the end of each period. On February 6, 2026, SEG announced that it had closed the sale of its 250 Water Street property. As part of the transaction, SEG repaid the SEG Term Loan in full and the Company was released from the related backstop guaranty.

Floreo Guaranty In October 2022, Floreo, the Company’s 50%-owned joint venture in Teravalis, closed on a $165 million bond financing with a maturity date of October 1, 2027. In February 2025, the borrowing capacity on the bond was increased to $365.0 million and the maturity was extended to December 1, 2029. Outstanding borrowings as of December 31, 2025, were $242.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. In February 2025, in connection with the increase of the borrowing capacity, the potential cash collateral commitment associated with this guaranty increased from $50.0 million to $100.0 million. The cash collateral becomes nonrefundable if Floreo defaults on the bond obligation.

The Company received a fee of $5.0 million in exchange for providing the initial guaranty and recognized an additional guaranty fee of $6.0 million associated with the increased borrowing capacity. This deferred income was recorded in Accounts payable and other liabilities on the Consolidated Balance Sheets as of December 31, 2025 and 2024, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of December 31, 2025, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

Merriweather District (formerly Downtown Columbia) To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of December 31, 2025, any obligations to pay special taxes are not probable.

Ward Village As part of the Company’s development permits with the Hawai‘i Community Development Authority for the condominium towers at Ward Village, the Company entered into a guaranty whereby it is required to reserve 20% of the residential units for local residents who meet certain maximum income and net worth requirements. This guaranty, which is triggered once the necessary permits are granted and construction commences, was satisfied for Waiea, Anaha, and Ae`o, with the opening of Ke Kilohana, which is a workforce tower fully earmarked to fulfill this obligation for the first four towers. The reserved units for ‘A‘ali‘i tower are included in the ‘A‘ali‘i tower. Units for Kō'ula, Victoria Place, The Park Ward Village, and Kalae were satisfied with the construction of Ulana Ward Village, which is a second workforce tower fully earmarked to fulfill the remaining reserved housing guaranty in the community. Construction on Ulana Ward Village began in early 2023, and was completed in November 2025.

13. Stock-Based Compensation Plans

In September 2025, the Company’s stockholders approved the Howard Hughes Holdings Inc. 2025 Equity Incentive Plan (the 2025 Equity Plan). Pursuant to the 2025 Equity Plan, 2,000,000 shares of the Company’s common stock were reserved for issuance. The 2025 Equity Plan provides for grants of stock options, stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards. Employees, directors, and consultants of the Company are eligible for Awards. The 2025 Equity Incentive Plan is administered by the Compensation Committee of the Board of Directors (Compensation Committee).

HHH 2025 FORM 10-K | 92

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Prior to the adoption of the 2025 Equity Plan, equity awards were issued under The Howard Hughes Corporation 2020 Equity Incentive Plan (the 2020 Equity Plan) and The Howard Hughes Corporation Amended and Restated 2010 Equity Incentive Plan (the 2010 Equity Plan). The adoption of the 2025 Equity Plan did not impact the administration of Awards issued under previous plans but following adoption of the 2025 Equity Plan, equity awards will no longer be granted under previous plans.

As of December 31, 2025, there were a maximum of 1,939,450 HHH shares available for future grants under the 2025 Equity Plan.

The following summarizes stock-based compensation expense, net of amounts capitalized to development projects, for the years ended December 31:

thousands	2025	2024	2023
Stock Options (a)	$270	$195	$336
Restricted Stock (b)	16,345	11,875	11,389
Pre-tax stock-based compensation expense	$16,615	$12,070	$11,725
Income tax benefit	$1,116	$1,077	$1,001
(a)Amounts shown are net of immaterial amounts capitalized to development projects.
(b)Amounts shown are net of $3.2 million capitalized to development projects in 2025, $3.9 million capitalized to development projects in 2024, and $4.6 million capitalized to development projects in 2023.

Stock Options There were no grants of stock options in 2025. The following table summarizes stock option activity:

	Stock Options	Weighted-average Exercise Price	Weighted-average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Stock options outstanding at December 31, 2024	91,402	$91.90
Exercised (a)	(1,615)	63.36
Expired	(21,547)	123.44
Stock options outstanding at December 31, 2025	68,240	$82.62	2.9	$575,760

Stock options vested and expected to vest at December 31, 2025	68,240	$82.62	2.9	$575,760
Stock options exercisable at December 31, 2025	59,621	$83.16	2.5	$505,949
(a)The total intrinsic value of stock options exercised was immaterial during 2025, based on the difference between the market price at the exercise date and the exercise price. There were no stock options exercised during 2024 or 2023.

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

The fair value on the grant date and the significant assumptions used in the Black‑Scholes option‑pricing model are as follows:

	2025	2024	2023
Weighted-average grant date fair value	N/A	$11.16	N/A
Assumptions
Expected life of options (in years)	N/A	3.3	N/A
Risk-free interest rate	N/A	4.3%	N/A
Expected volatility	N/A	30.6%	N/A
Expected annual dividend per share	—	—	N/A

Generally, options granted vest over requisite service periods, expire ten years after the grant date and generally do not become exercisable until their restrictions on exercise lapse after the five-year anniversary of the grant date.

The balance of unamortized stock option expense as of December 31, 2025, was $0.1 million, which is expected to be recognized over a weighted‑average period of 1.3 years.

HHH 2025 FORM 10-K | 93

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Restricted Stock Restricted stock awards may not be sold or otherwise transferred until restrictions have lapsed as established by the Compensation Committee. In addition to the granting of restricted stock to employees, the Company awards restricted stock to non‑employee directors as part of their annual retainer. The employee awards generally vest over a range of three to five years, and non‑employee director awards generally vest in approximately one year.

The following table summarizes restricted stock activity:

	Restricted Stock	Weighted-average Grant Date Fair Value
Restricted stock outstanding at December 31, 2024	371,955	$56.43
Granted	376,989	76.68
Vested	(171,887)	69.37
Forfeited	(77,582)	66.81
Restricted stock outstanding at December 31, 2025	499,475	$65.66

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

The weighted-average grant-date fair value per share of restricted stock granted was $66.16 during 2024 and $83.85 during 2023. The fair value of restricted stock that vested was $12.9 million during 2025, $10.3 million during 2024, and $9.6 million during 2023, based on the HHH market price at the vesting date.

The balance of unamortized restricted stock expense as of December 31, 2025, was $20.9 million, which is expected to be recognized over a weighted‑average period of 2.1 years.

14. Income Taxes

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

The following summarizes income tax expense (benefit) for the years ended December 31:

thousands	2025	2024	2023
Current
Federal	$12,744	$15,534	$33,783
State	1,293	3,121	2,532
Total current	14,037	18,655	36,315

Deferred
Federal	24,463	61,853	(7,601)
State	(884)	(324)	(2,296)
Total deferred	23,579	61,529	(9,897)
Total	$37,616	$80,184	$26,418

HHH 2025 FORM 10-K | 94

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Reconciliation of the Income tax expense (benefit) if computed at the U.S. federal statutory income tax rate to the Company’s reported Income tax expense (benefit) for the years ended December 31 is as follows:

thousands except percentages	2025		2024		2023
Tax computed at the U.S. federal statutory rate	$33,906	21.0%	$76,734	21.0%	$23,064	21.0%
Increase (decrease) in valuation allowance, net	148	0.1%	(20,736)	(5.7)%	4,003	3.7%
State and local income tax expense (benefit), net of federal income tax (a)	182	0.1%	18,719	5.1%	(4,432)	(4.0)%
Tax expense on compensation disallowance	4,380	2.7%	1,920	0.5%	2,133	1.9%
Other, net	(1,000)	(0.6)%	3,547	1.0%	1,650	1.5%
Income tax expense (benefit)	$37,616	23.3%	$80,184	21.9%	$26,418	24.1%
(a)Tax in Maryland, Hawai‘i, Virginia, Texas, New York, and New York City comprise more than 50% of the tax effect in this category.

As of December 31, 2025, the amounts and expiration dates of operating loss carryforwards for tax purposes are as follows:

thousands	Amount	Expiration Date
Net operating loss carryforwards - Federal	$708,566	n/a
Net operating loss carryforwards - State	326,955	2025-2044
Net operating loss carryforwards - State	304,402	n/a
Charitable contribution carryforwards - Federal	3,432	2030
General business tax credit carryforwards	1,095	2044

The following summarizes tax effects of temporary differences and carryforwards included in the net deferred tax liabilities as of December 31:

thousands	2025	2024
Deferred tax assets:
Accrued expenses	$10,192	$9,376
Investments in unconsolidated ventures	5,105	—
Other	2,644	4,841
Accounts receivable	1,049	1,283
Operating loss and tax carryforwards	189,054	205,244
Total deferred tax assets	208,044	220,744
Valuation allowance	(16,431)	(16,314)
Total net deferred tax assets	$191,613	$204,430
Deferred tax liabilities:
Master Planned Communities properties	$(304,057)	$(297,889)
Operating and development properties and fixed assets	(32,045)	(25,675)
Deferred income	(18,167)	(18,839)
Prepaid expenses	(1,816)	(2,981)
Investments in unconsolidated ventures	—	(1,146)
Total deferred tax liabilities	(356,085)	(346,530)
Total net deferred tax liabilities	$(164,472)	$(142,100)

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

HHH 2025 FORM 10-K | 95

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Generally, the Company is currently open to audit under the statute of limitations by the Internal Revenue Service as well as state taxing authorities for the years ended December 31, 2022 through 2024. In the Company’s opinion, it has made adequate tax provisions for years subject to examination. However, the final determination of tax examinations and any related litigation could be different from what was reported on the returns.

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

The Company recognizes and reports interest and penalties related to unrecognized tax benefits, if applicable, within the provision for income tax expense. The Company had no unrecognized tax benefits for the years ended December 31, 2025, 2024, or 2023, and therefore did not recognize any interest expense or penalties on unrecognized tax benefits.

15. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI, all of which are presented net of tax:

thousands
Balance at December 31, 2022	$10,335
Derivative instruments:
Other comprehensive income (loss) before reclassifications	3,809
(Gain) loss reclassified to net income	(13,131)
Pension adjustment	259
Net current-period other comprehensive income (loss)	(9,063)
Balance at December 31, 2023	$1,272
Derivative instruments:
Other comprehensive income (loss) before reclassifications	4,818
(Gain) loss reclassified to net income	(4,497)
Pension adjustment	375
Net current-period other comprehensive income (loss)	696
Balance at December 31, 2024	$1,968
Derivative instruments:
Other comprehensive income (loss) before reclassifications	(962)
(Gain) loss reclassified to net income	(2,923)
Pension adjustment	90
Net current-period other comprehensive income (loss)	(3,795)
Balance at December 31, 2025	$(1,827)

The following table summarizes the amounts reclassified out of AOCI for the years ended December 31:

Accumulated Other Comprehensive Income (Loss) Components thousands			Affected line items in the Statements of Operations
	2025	2024
(Gains) losses on cash flow hedges	$(3,833)	$(5,821)	Interest expense
Income taxes on (gains) losses on cash flow hedges	910	1,324	Income tax expense (benefit)
Total reclassifications of (income) loss for the period	$(2,923)	$(4,497)

HHH 2025 FORM 10-K | 96

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

16. Earnings Per Share

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

Information related to the Company’s EPS calculations is summarized for the years ended December 31 as follows:

thousands except per share amounts	2025	2024	2023
Net income (loss)
Net income (loss) from continuing operations	$123,843	$285,215	$83,410
Net (income) loss attributable to noncontrolling interests	54	711	(243)
Net income (loss) from continuing operations attributable to common stockholders	123,897	285,926	83,167
Net income (loss) from discontinued operations	—	(88,223)	(634,940)
Net income (loss) attributable to common stockholders	$123,897	$197,703	$(551,773)

Shares
Weighted-average common shares outstanding — basic	55,722	49,686	49,568
Restricted stock and stock options	324	226	48
Weighted-average common shares outstanding — diluted	56,046	49,912	49,616

Net income (loss) per common share
Basic income (loss) per share — continuing operations	$2.22	$5.75	$1.68
Basic income (loss) per share — discontinued operations	$—	$(1.78)	$(12.81)
Basic income (loss) per share — attributable to common stockholders	$2.22	$3.98	$(11.13)

Diluted income (loss) per share — continuing operations	$2.21	$5.73	$1.68
Diluted income (loss) per share — discontinued operations	$—	$(1.77)	$(12.80)
Diluted income (loss) per share — attributable to common stockholders	$2.21	$3.96	$(11.12)

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	142	66	250

Common Stock Repurchases In March 2022, the Board authorized a share repurchase program, pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The date and time of such repurchases will depend upon market conditions, and the program may be suspended or discontinued at any time. During 2022, the Company repurchased approximately $235.0 million of its common stock.

17. Revenues

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

HHH 2025 FORM 10-K | 97

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
The following presents the Company’s revenues disaggregated by revenue source for the years ended December 31:

thousands	2025	2024	2023
Revenues from contracts with customers
Recognized at a point in time:
Condominium rights and unit sales	$370,156	$778,616	$47,707
Master Planned Communities land sales	562,586	453,195	370,185
Builder price participation	52,341	52,023	60,989
Total	985,083	1,283,834	478,881

Recognized at a point in time or over time:
Other land, rental, and property revenues	48,363	44,755	46,255

Rental and lease-related revenues
Rental revenue	441,446	422,100	383,617
Total revenues	$1,474,892	$1,750,689	$908,753

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

There were no contract assets for the periods presented. The contract liabilities primarily relate to escrowed condominium deposits, MPC land sales deposits, and deferred MPC land sales related to unsatisfied land improvements. The beginning and ending balances of contract liabilities and significant activity during the periods presented are as follows:

thousands	Contract Liabilities
Balance at December 31, 2023	$575,621
Consideration earned during the period	(865,949)
Consideration received during the period	874,864
Balance at December 31, 2024	$584,536
Consideration earned during the period	(479,157)
Consideration received during the period	791,517
Balance at December 31, 2025	$896,896

Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of December 31, 2025, was $4.4 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$1,072,317	$447,395	$2,884,803

The Company’s remaining performance obligations are adjusted to reflect any known project cancellations, revisions to project scope and cost, and deferrals, as appropriate. These amounts exclude estimated amounts of variable consideration which are constrained, such as builder price participation.

HHH 2025 FORM 10-K | 98

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

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of approximately 1 year to approximately 24 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	2025	2024
Operating lease right-of-use assets	$5,231	$5,806
Operating lease obligations	4,868	5,456

Future minimum lease payments as of December 31, 2025, are as follows:

thousands	Operating Leases
2026	$956
2027	898
2028	616
2029	622
2030	381
Thereafter	5,300
Total lease payments	8,773
Less: imputed interest	(3,905)
Present value of lease liabilities	$4,868

Other information related to the Company’s lessee agreements is as follows:

Supplemental Consolidated Statements of Cash Flows Information	Year ended December 31,
thousands	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$992	$759
HHH 2025 FORM 10-K | 99

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

Other Information	2025	2024
Weighted-average remaining lease term (years)
Operating leases	16.3	16.4
Weighted-average discount rate
Operating leases	7.2%	7.1%

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

	Year ended December 31,
thousands	2025	2024
Total minimum rent payments	$246,603	$235,652

Total future minimum rents associated with operating leases are as follows:

thousands	Total Minimum Rent
2026	$248,354
2027	248,617
2028	226,818
2029	207,142
2030	181,921
Thereafter	619,494
Total	$1,732,346

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability is reasonably assured and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported in the Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

HHH 2025 FORM 10-K | 100

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

19. Segments

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

HHH 2025 FORM 10-K | 101

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements
Segment EBT is as follows for the years ended December 31:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Year Ended December 31, 2025
Total revenues	$465,568	$634,856	$374,363
Condominium rights and unit cost of sales	—	—	(369,408)
Master Planned Communities cost of sales	—	(188,704)	—
Operating costs	(145,464)	(45,298)	(22,490)
Rental property real estate taxes	(58,577)	—	(2,191)
(Provision for) recovery of doubtful accounts	(232)	—	—
Segment operating income (loss)	261,295	400,854	(19,726)
Depreciation and amortization	(172,835)	(408)	(6,579)
Interest income (expense), net	(136,637)	75,160	18,851
Other income (loss), net	2,266	120	(18,487)
Equity in earnings (losses) from unconsolidated ventures	4,829	(3,374)	317
Gain (loss) on sale or disposal of real estate and other assets, net	14,354	3,750	11,721
Gain (loss) on extinguishment of debt	(698)	—	—
Segment EBT	$(27,426)	$476,102	$(13,903)

Year Ended December 31, 2024
Total revenues	$444,300	$522,925	$783,396
Condominium rights and unit cost of sales	—	—	(582,574)
Master Planned Communities cost of sales	—	(169,191)	—
Operating costs	(138,172)	(52,736)	(17,670)
Rental property real estate taxes	(55,915)	—	(2,480)
(Provision for) recovery of doubtful accounts	(504)	—	—
Segment operating income (loss)	249,709	300,998	180,672
Depreciation and amortization	(169,040)	(438)	(7,255)
Interest income (expense), net	(138,207)	60,473	18,603
Other income (loss), net	822	—	90,534
Equity in earnings (losses) from unconsolidated ventures	5,819	(11,899)	251
Gain (loss) on sale or disposal of real estate and other assets, net	22,907	—	—
Gain (loss) on extinguishment of debt	(465)	—	—
Segment EBT	$(28,455)	$349,134	$282,805

Year Ended December 31, 2023
Total revenues	$410,254	$448,452	$49,987
Condominium rights and unit cost of sales	—	—	(55,417)
Master Planned Communities cost of sales	—	(140,050)	—
Operating costs	(130,125)	(53,420)	(21,908)
Rental property real estate taxes	(52,502)	—	(3,147)
(Provision for) recovery of doubtful accounts	2,762	—	—
Segment operating income (loss)	230,389	254,982	(30,485)
Depreciation and amortization	(161,138)	(418)	(3,963)
Interest income (expense), net	(125,197)	64,291	16,074
Other income (loss), net	2,092	(102)	690
Equity in earnings (losses) from unconsolidated ventures	2,968	22,666	142
Gain (loss) on sale or disposal of real estate and other assets, net	23,926	—	236
Gain (loss) on extinguishment of debt	(97)	—	—
Segment EBT	$(27,057)	$341,419	$(17,306)
HHH 2025 FORM 10-K | 102

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

The following represents the reconciliation of segment EBT to Net income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations for the years ended December 31:

thousands	2025	2024	2023
Operating Assets EBT	$(27,426)	$(28,455)	$(27,057)
MPC EBT	476,102	349,134	341,419
Strategic Developments EBT	(13,903)	282,805	(17,306)
General and administrative expenses	(122,240)	(91,752)	(86,671)
Gain (loss) on sale of MUD receivables	(48,197)	(48,651)	—
Corporate interest expense, net	(80,307)	(80,446)	(87,243)
Corporate income, expenses, and other items	(22,570)	(17,236)	(13,314)
Net income (loss) from continuing operations before income taxes	$161,459	$365,399	$109,828

The following represents the reconciliation of segment revenue to Total revenues in the Consolidated Statements of Operations for the years ended December 31:

thousands	2025	2024	2023
Operating Assets revenue	$465,568	$444,300	$410,254
MPC revenue	634,856	522,925	448,452
Strategic Developments revenue	374,363	783,396	49,987
Corporate income	105	68	60
Total revenues	$1,474,892	$1,750,689	$908,753

The following represents asset information by segment and the reconciliation of total segment assets to Total assets on the Consolidated Balance Sheets as of December 31:

thousands	2025	2024
Operating Assets	$3,606,214	$3,548,162
Master Planned Communities	3,487,301	3,373,827
Strategic Developments	2,378,762	1,836,791
Corporate	1,167,184	452,456
Total assets	$10,639,461	$9,211,236

The following represents capital expenditures by segment for the years ended December 31:

thousands	2025	2024
Operating Assets	$45,333	$63,781
Master Planned Communities	184	232
Strategic Developments	176,689	239,472

HHH 2025 FORM 10-K | 103

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents Index to Financial Statements

20. Quarterly Financial Information (Unaudited)

The Company completed the Spinoff of SEG in the third quarter of 2024. As the Spinoff represented a strategic shift in the Company’s operations, the results of SEG are presented as discontinued operations, which resulted in retrospective changes to the Company’s Consolidated Statements of Operations. See Note 3 - Discontinued Operations for additional information.

The following table provides summarized quarterly financial data for 2024. All per share amounts presented below are calculated based on whole dollars and number of shares, and therefore the sum of continuing and discontinued operations per share amounts may not recalculate to the total per share amounts.

thousands except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024
Total revenues	$156,484	$283,468	$327,147	$983,590
Operating income (loss)	12,608	88,464	198,339	260,510
Net income (loss) from continuing operations	(21,000)	47,367	96,528	162,320
Net income (loss) from discontinued operations, net of tax	(31,467)	(26,309)	(24,031)	(6,416)
Net income (loss)	(52,467)	21,058	72,497	155,904
Net (income) loss attributable to noncontrolling interests	(10)	34	273	414
Net income (loss) attributable to common stockholders	(52,477)	21,092	72,770	156,318

Basic income (loss) per share — continuing operations	$(0.42)	$0.95	$1.95	$3.27
Basic income (loss) per share — discontinued operations	$(0.63)	$(0.53)	$(0.48)	$(0.13)
Basic income (loss) per share attributable to common stockholders	$(1.06)	$0.42	$1.46	$3.15

Diluted income (loss) per share — continuing operations	$(0.42)	$0.95	$1.95	$3.25
Diluted income (loss) per share — discontinued operations	$(0.63)	$(0.53)	$(0.48)	$(0.13)
Diluted income (loss) per share attributable to common stockholders	$(1.06)	$0.42	$1.46	$3.12

HHH 2025 FORM 10-K | 104

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2025

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Bridgeland
Bridgeland	Cypress, TX	MPC	$85,000	$260,223	$—	$262,010	$1,633	$522,233	$1,633	$523,866	$(899)		2004
Bridgeland Predevelopment	Cypress, TX	Development	—	—	3,004	—	—	—	3,004	3,004	—
Houston Ground Leases - Bridgeland	Cypress, TX	Other	—	4,281	—	—	—	4,281	—	4,281	—		Various
Lakeside Row	Cypress, TX	Multifamily	35,500	812	42,875	—	563	812	43,438	44,250	(10,574)	2018	2019
Memorial Hermann Medical Office	Cypress, TX	Development	3,735	—	9,339	—	—	—	9,339	9,339	—	2025
One Bridgeland Green	Cypress, TX	Office	—	1,118	33,482	—	—	1,118	33,482	34,600	(316)	2024	2025
Starling at Bridgeland	Cypress, TX	Multifamily	37,976	1,511	57,505	—	701	1,511	58,206	59,717	(7,169)	2021	2022
Village Green at Bridgeland Central	Cypress, TX	Retail	13,793	1,428	15,323	—	—	1,428	15,323	16,751	(519)	2024	2024
Wingspan	Cypress, TX	Multifamily	32,400	1,214	72,042	—	38	1,214	72,080	73,294	(6,384)	2022	2023
Columbia
Color Burst Park Retail	Columbia, MD	Retail	—	337	6,945	10	2,107	347	9,052	9,399	(1,550)	2019	2020
Columbia Ground Leases	Columbia, MD	Other	—	—	1,271	—	—	—	1,271	1,271	(71)		2024
Columbia Office Properties	Columbia, MD	Office	—	1,175	14,394	—	(1,108)	1,175	13,286	14,461	(7,615)		2004 / 2007
Columbia Parking Garages	Columbia, MD	Other	—	—	42,940	—	(40)	—	42,900	42,900	(7,939)	Various	Various
Columbia Predevelopment	Columbia, MD	Development	—	—	36,713	—	—	—	36,713	36,713	—
Juniper	Columbia, MD	Multifamily	116,876	3,923	112,435	—	9,327	3,923	121,762	125,685	(26,311)	2018	2020
10285 Lakefront Medical Office	Columbia, MD	Office	17,983	—	48,156	—	—	—	48,156	48,156	(2,220)	2022	2024
One Mall North	Columbia, MD	Office	—	7,822	10,818	—	3,817	7,822	14,635	22,457	(12,681)		2016
Marlow	Columbia, MD	Multifamily	75,159	4,088	130,083	—	3,978	4,088	134,061	138,149	(15,566)	2021	2022
6100 Merriweather	Columbia, MD	Office	65,800	2,550	86,867	—	12,519	2,550	99,386	101,936	(19,935)	2018	2019
One Merriweather	Columbia, MD	Office	49,800	1,433	56,125	—	1,082	1,433	57,207	58,640	(18,762)	2015	2017
Two Merriweather	Columbia, MD	Office	25,600	1,019	33,016	—	5,201	1,019	38,217	39,236	(9,352)	2016	2017
Merriweather District (g)	Columbia, MD	Development	—	400	156,861	(400)	(39,356)	—	117,505	117,505	—		Various
Merriweather Row	Columbia, MD	Office	58,927	24,685	94,824	—	62,754	24,685	157,578	182,263	(48,418)		2012/2014
Rouse Building	Columbia, MD	Retail	21,837	—	28,865	—	1,905	—	30,770	30,770	(9,995)	2013	2014
Summerlin
Aristocrat	Las Vegas, NV	Office	31,718	5,004	34,588	—	152	5,004	34,740	39,744	(9,425)	2017	2018
Constellation	Las Vegas, NV	Multifamily	24,200	3,069	39,759	—	2,681	3,069	42,440	45,509	(12,535)		2017
Downtown Summerlin (h)(i)	Las Vegas, NV	Retail/Office	1,297	30,855	364,100	—	30,537	30,855	394,637	425,492	(150,337)	2013	2014 / 2015
Hockey Ground Lease (h)	Las Vegas, NV	Other	121	6,705	2,198	—	—	6,705	2,198	8,903	(458)		2017
Meridian	Las Vegas, NV	Office	16,690	4,509	42,242	—	—	4,509	42,242	46,751	(2,149)	2022	2024
1700 Pavilion (h)	Las Vegas, NV	Office	75,045	1,700	101,760	—	11,020	1,700	112,780	114,480	(11,902)	2021	2022
Two Summerlin (h)	Las Vegas, NV	Office	40,849	3,037	47,104	—	1,924	3,037	49,028	52,065	(13,916)	2017	2018
Summerlin (h)	Las Vegas, NV	MPC	78,535	990,179	—	266,875	1,298	1,257,054	1,298	1,258,352	(856)		2004
Summerlin Grocery Anchored Center (h)	Las Vegas, NV	Retail	14,986	4,073	43,050	—	—	4,073	43,050	47,123	(1,506)	2023	2024
Summerlin Predevelopment	Las Vegas, NV	Development	—	—	25,540	—	—	—	25,540	25,540	—
Tanager (h)	Las Vegas, NV	Multifamily	58,599	7,331	53,978	—	1,002	7,331	54,980	62,311	(13,743)	2017	2019
Tanager Echo (h)	Las Vegas, NV	Multifamily	70,032	2,302	86,013	—	96	2,302	86,109	88,411	(8,825)	2021	2023

HHH 2025 FORM 10-K | 105

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Teravalis
Teravalis	Phoenix, AZ	MPC	—	544,546	312	2,663	20	547,209	332	547,541	(144)		2021
The Woodlands
Creekside Park	The Woodlands, TX	Multifamily	36,179	729	40,116	—	713	729	40,829	41,558	(11,202)	2017	2018
Creekside Park The Grove	The Woodlands, TX	Multifamily	57,000	1,876	52,382	—	352	1,876	52,734	54,610	(9,747)	2019	2021
Creekside Park West	The Woodlands, TX	Retail	15,366	1,228	17,922	(121)	1,094	1,107	19,016	20,123	(3,862)	2018	2019
Grogan's Mill Retail	The Woodlands, TX	Retail	—	3,711	5,928	—	—	3,711	5,928	9,639	(384)	2024	2025
Houston Ground Leases - The Woodlands	The Woodlands, TX	Other	—	13,324	2,582	—	—	13,324	2,582	15,906	(644)		Various
One Hughes Landing	The Woodlands, TX	Office	44,063	1,678	34,761	—	507	1,678	35,268	36,946	(12,784)	2012	2013
Two Hughes Landing	The Woodlands, TX	Office	43,554	1,269	34,950	—	(2,416)	1,269	32,534	33,803	(12,483)	2013	2014
Three Hughes Landing	The Woodlands, TX	Office	70,000	2,626	46,372	—	32,687	2,626	79,059	81,685	(27,104)	2014	2016
1725 Hughes Landing Boulevard	The Woodlands, TX	Office	67,050	1,351	36,764	—	26,207	1,351	62,971	64,322	(16,184)	2013	2015
1735 Hughes Landing Boulevard	The Woodlands, TX	Office	58,793	3,709	97,651	—	(264)	3,709	97,387	101,096	(43,156)	2013	2015
Hughes Landing Daycare	The Woodlands, TX	Other	—	138	—	—	—	138	—	138	—	2018	2019
Hughes Landing Retail	The Woodlands, TX	Retail	30,594	5,184	32,562	—	136	5,184	32,698	37,882	(11,848)	2013	2015
1701 Lake Robbins	The Woodlands, TX	Retail	—	1,663	3,725	—	856	1,663	4,581	6,244	(1,515)		2014
2201 Lake Woodlands Drive	The Woodlands, TX	Office	—	3,755	—	—	1,220	3,755	1,220	4,975	(1,178)		2011
Lakefront North	The Woodlands, TX	Office	50,000	10,260	39,357	—	17,657	10,260	57,014	67,274	(16,348)		2018
One Lakes Edge	The Woodlands, TX	Multifamily	63,884	1,057	81,768	—	1,227	1,057	82,995	84,052	(29,256)	2013	2015
Two Lakes Edge	The Woodlands, TX	Multifamily	105,000	1,870	96,349	—	1,375	1,870	97,724	99,594	(22,241)	2018	2020
Millennium Six Pines	The Woodlands, TX	Multifamily	40,569	4,000	54,624	7,225	1,047	11,225	55,671	66,896	(19,471)		2016
Millennium Waterway	The Woodlands, TX	Multifamily	51,000	15,917	56,002	—	1,789	15,917	57,791	73,708	(28,700)		2012
8770 New Trails	The Woodlands, TX	Office	33,894	2,204	35,033	—	80	2,204	35,113	37,317	(9,614)	2019	2020
9303 New Trails	The Woodlands, TX	Office	7,025	1,929	11,915	—	2,321	1,929	14,236	16,165	(5,391)		2011
1 Riva Row	The Woodlands, TX	Multifamily	89,153	3,226	140,726	—	—	3,226	140,726	143,952	(309)	2023	2025
3831 Technology Forest Drive	The Woodlands, TX	Office	16,000	514	14,194	—	3,770	514	17,964	18,478	(8,411)	2014	2014
The Lane at Waterway	The Woodlands, TX	Multifamily	37,500	2,029	40,033	—	475	2,029	40,508	42,537	(8,571)	2019	2020
The Ritz-Carlton Residences	The Woodlands, TX	Development	110,127	—	156,083	—	—	—	156,083	156,083	(2,729)	2024
The Woodlands	The Woodlands, TX	MPC	—	269,411	9,814	(82,097)	(9,744)	187,314	70	187,384	(70)		2011
The Woodlands Parking Garages	The Woodlands, TX	Other	—	6,885	3,600	2,497	15,140	9,382	18,740	28,122	(4,840)		Various
The Woodlands Predevelopment	The Woodlands, TX	Development	—	—	50,481	—	—	—	50,481	50,481	(2,153)
The Woodlands Towers at the Waterway (j)	The Woodlands, TX	Office	378,340	11,044	437,561	—	51,340	11,044	488,901	499,945	(99,312)		2019
The Woodlands Warehouse	The Woodlands, TX	Other	13,700	4,480	4,389	—	120	4,480	4,509	8,989	(1,085)		2019
3 Waterway Square	The Woodlands, TX	Office	38,217	748	42,214	—	5,899	748	48,113	48,861	(19,134)	2012	2013
4 Waterway Square	The Woodlands, TX	Office	20,574	1,430	51,553	—	11,690	1,430	63,243	64,673	(25,718)		2011
6 Waterway (k)	The Woodlands, TX	Office	9,663	841	10,279	—	1,394	841	11,673	12,514	(1,473)		2024
7 Waterway	The Woodlands, TX	Development	—	—	16,377	—	—	—	16,377	16,377	—	2025
20/25 Waterway Avenue	The Woodlands, TX	Retail	14,339	2,346	8,871	—	756	2,346	9,627	11,973	(3,335)		2011
Waterway Square Retail	The Woodlands, TX	Retail	—	1,341	4,255	—	1,314	1,341	5,569	6,910	(2,209)		2011
1400 Woodloch Forest	The Woodlands, TX	Office	—	1,570	13,023	—	6,098	1,570	19,121	20,691	(9,008)		2011
The Woodlands Hills
The Woodlands Hills	Conroe, TX	MPC	—	99,284	—	21,983	12	121,267	12	121,279	(8)		2014

HHH 2025 FORM 10-K | 106

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

				Initial Cost (b)		Costs Capitalized Subsequent to Acquisition (c)		Gross Amounts at Which Carried at Close of Period (d)
Name of Center thousands	Location	Center Type	Encumbrances (a)	Land	Buildings and Improvements	Land (e)	Buildings and Improvements (e)	Land	Buildings and Improvements	Total	Accumulated Depreciation (f)	Date of Construction	Date Acquired / Completed
Ward Village
‘A‘ali‘i	Honolulu, HI	Condominium	—	—	714	—	161	—	875	875	(91)	2018	2021
Ae`o	Honolulu, HI	Condominium	—	—	1,162	—	—	—	1,162	1,162	(204)	2016	2018
Anaha	Honolulu, HI	Condominium	—	—	1,097	—	—	—	1,097	1,097	(222)	2014	2017
Kalae	Honolulu, HI	Development	74,074	—	216,451	—	—	—	216,451	216,451	—	2024
Ke Kilohana	Honolulu, HI	Condominium	—	—	656	—	—	—	656	656	(109)	2016	2019
Kewalo Basin Harbor	Honolulu, HI	Other	10,489	—	24,116	—	(773)	—	23,343	23,343	(8,292)	2017	2019
Kō‘ula	Honolulu, HI	Condominium	—	—	1,184	—	74	—	1,258	1,258	(107)	2019	2022
The Park Ward Village	Honolulu, HI	Development	269,930	—	528,262	—	—	—	528,262	528,262	—	2022
Ulana Ward Village	Honolulu, HI	Condominium	—	—	15,315	—	—	—	15,315	15,315	(2)	2023	2025
Victoria Place	Honolulu, HI	Condominium	—	—	1,396	—	—	—	1,396	1,396	(359)	2021	2024
Waiea	Honolulu, HI	Condominium	—	—	1,206	—	414	—	1,620	1,620	(336)	2014	2016
Ward Predevelopment	Honolulu, HI	Development	24,029	—	260,109	—	—	—	260,109	260,109	(6,476)
Ward Village Parking Garages	Honolulu, HI	Other	—	4,448	—	257	140,353	4,705	140,353	145,058	(42,705)	2011 / 2016	2013 / 2018
Ward Village Retail	Honolulu, HI	Retail	161,650	159,559	89,321	(108,164)	204,651	51,395	293,972	345,367	(114,673)	Various	Various
Total excluding Corporate and Deferred financing costs			3,094,214	2,569,963	4,859,732	372,738	633,583	2,942,701	5,493,315	8,436,016	(1,077,125)
Corporate	Various		2,050,000	885	1,027	(885)	12,136	—	13,163	13,163	(4,999)
Deferred financing costs	N/A		(34,386)
		Total	$5,109,828	$2,570,848	$4,860,759	$371,853	$645,719	$2,942,701	$5,506,478	$8,449,179	$(1,082,124)
(a)Refer to Note 9 - Mortgages, Notes, and Loans Payable, Net for additional information.
(b)The initial cost for developed projects includes costs incurred through the end of the first complete calendar year after the asset is placed in service; for projects undergoing development or redevelopment, it includes all costs incurred up to the end of the reporting period; for acquired properties not in need of redevelopment, it represents the acquisition cost.
(c)For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write‑downs. For MPCs, costs capitalized subsequent to acquisitions are net of the cost of land sales.
(d)The aggregate cost of land, buildings, and improvements for federal income tax purposes is approximately $6.2 billion.
(e)Reductions in Land reflect transfers to Buildings and Improvements for projects which the Company is internally developing.
(f)Depreciation is based upon the useful lives in Note 1 - Presentation of Financial Statements and Significant Accounting Policies.
(g)Includes amounts from the Lakefront District development that is now considered a part of Merriweather District following rebranding efforts for the area.
(h)Encumbrances balance either represents or is inclusive of SIDs.
(i)Downtown Summerlin includes the One Summerlin office property, which was placed in service in 2015.
(j)The Woodlands Towers at the Waterway includes 1201 Lake Robbins and 9950 Woodloch Forest.
(k)In 2025, the Company rebranded 6 Waterway (formerly Waterway Plaza II).

Reconciliation of Real Estate
thousands	2025	2024	2023
Balance at January 1	$7,997,009	$7,558,809	$6,854,826
Additions	1,226,214	1,431,478	1,160,786
Dispositions, write-offs, and land and condominium costs of sales	(774,044)	(993,278)	(456,803)
Balance at December 31	$8,449,179	$7,997,009	$7,558,809

HHH 2025 FORM 10-K | 107

FINANCIAL STATEMENT SCHEDULE	Table of Contents Index to Financial Statements

Reconciliation of Accumulated Depreciation
thousands	2025	2024	2023
Balance at January 1	$949,533	$829,018	$717,270
Depreciation Expense	164,031	160,638	151,881
Dispositions and write-offs	(31,440)	(40,123)	(40,133)
Balance at December 31	$1,082,124	$949,533	$829,018

HHH 2025 FORM 10-K | 108

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Item 9B.  Other Information

There were no directors or officers that had adopted or terminated a 10b5-1 plan or other trading arrangement during the fourth quarter of 2025.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

HHH 2025 FORM 10-K | 109

Table of Contents Index to Financial Statements

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

The information required by Item 10 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 11.  Executive Compensation

The information required by Item 11 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference to the relevant information included in our proxy statement for our 2026 Annual Meeting of Stockholders.

HHH 2025 FORM 10-K | 110

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

HHH 2025 FORM 10-K | 111

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

10.7*
Amendment No. 1 to Restricted Stock Agreements dated November 4, 2020 between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.3 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed November 5, 2020)

10.8*
Second Amended and Restated Employment Agreement, dated December 1, 2020, between The Howard Hughes Corporation and David O’Reilly (incorporated by reference to Exhibit 10.1 to The Howard Hughes Corporation’s Current Report on Form 8-K, filed December 2, 2020)

10.9*
Employment Agreement, dated December 1, 2020, between The Howard Hughes Corporation and L. Jay Cross (incorporated by reference to Exhibit 10.2 to The Howard Hughes Corporation’s Current Report on Form 8-K, filed December 2, 2020)

10.10*
Employment Agreement, dated January 12, 2022, between the Howard Hughes Corporation and Carlos Olea (incorporated by reference to Exhibit 10.1 to The Howard Hughes Corporation’s Current Report on Form 8-K, filed January 12, 2022)

10.11*
Form of Time-Based Restricted Stock Award (Executives with Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed May 10, 2021)

10.12*
Form of Time-Based Restricted Stock Award (Executive Officers without Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed May 10, 2021)

10.13*
Form of Performance-Based Restricted Stock Award (Executive Officers with Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed May 10, 2021)

10.14*
Form of Performance-Based Restricted Stock Award (Executive Officers without Employment Agreements) under The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed May 10, 2021)

10.15*
Form of Restricted Stock Agreement for Nonemployee Directors under The Howard Hughes Corporation 2020 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to The Howard Hughes Corporation’s Quarterly Report on Form 10-Q, filed August 4, 2021)

10.16*
Assignment and Assumption Agreement by and between The Howard Hughes Corporation and Howard Hughes Holdings Inc., dated as of August 11, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K12B, filed August 11, 2023)

HHH 2025 FORM 10-K | 112

Table of Contents Index to Financial Statements

10.17
Transition Services Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed August 1, 2024)

10.18
Tax Matters Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed August 1, 2024)

10.19
Employee Matters Agreement, dated July 31, 2024, between Howard Hughes Holdings Inc. and Seaport Entertainment Group Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed August 1, 2024)

10.20*
Amendment No. 1 to Second Amended and Restated Employment Agreement, effective as of January 1, 2024, between Howard Hughes Holdings Inc. and David O’Reilly (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K, filed February 26, 2025)

10.21*
Amendment No. 1 to Employment Agreement, effective as of January 1, 2024, between Howard Hughes Holdings Inc. and L. Jay Cross (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K, filed February 26, 2025)

10.22*
Amendment No. 1 to Employment Agreement, effective as of January 1, 2024, between Howard Hughes Holdings Inc. and Carlos Olea (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K, filed February 26, 2025)

10.23*
Employment Agreement between Howard Hughes Holdings Inc. and Joseph Valane dated December 29, 2023 (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K, filed February 26, 2025)

10.24*
Amendment No. 2 to Second Amended and Restated Employment Agreement, effective as of April 1, 2025, between Howard Hughes Holdings Inc. and David O’Reilly (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed April 4, 2025)

10.25*
Amendment No. 2 to Employment Agreement, effective as of April 1, 2025, between Howard Hughes Holdings Inc. and Carlos A. Olea (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed April 4, 2025)

10.26*
Amendment No. 1 to Employment Agreement, effective as of April 1, 2025, between Howard Hughes Holdings Inc. and Joseph Valane (incorporated by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K, filed April 4, 2025)

10.27
Share Purchase Agreement, dated May 5, 2025, by and between the Company and Pershing Square Holdco, L.P. (incorporated by reference to Exhibit 10.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed May 6, 2025)

10.28
Services Agreement, dated May 5, 2025, by and between the Company and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.2 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed May 6, 2025)

10.29
Shareholder Agreement, dated May 5, 2025, by and between the Company, Pershing Square Holdco, L.P., and Pershing Square Capital Management, L.P. (incorporated by reference to Exhibit 10.3 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed May 6, 2025)

10.30
Standstill Agreement, dated May 5, 2025, by and between the Company and Pershing Square Holdco, L.P. (incorporated by reference to Exhibit 10.4 to The Howard Hughes Holdings Inc. Current Report on Form 8-K, filed May 6, 2025)

10.31
Registration Rights Agreement, dated May 5, 2025, by and between the Company, Pershing Square Holdco, L.P. and Pershing Square Capital Management, L.P. on behalf of certain of its affiliates (incorporated by reference to Exhibit 10.5 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed May 6, 2025)

10.32
Separation and Release Agreement, dated June 8, 2025, between Howard Hughes Holdings Inc. and L. Jay Cross (incorporated by reference to Exhibit 99.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K, filed June 10, 2025)

10.33*	2025 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K filed October 7, 2025)

10.34	Purchase and Sale Agreement, dated December 17, 2025 (incorporated by reference to Exhibit 10.1 to the Howard Hughes Holdings Inc. Current Report on Form 8-K filed December 18, 2025)

10.35	Equity Commitment Letter (incorporated by reference to Exhibit 10.2 to the Howard Hughes Holdings Inc. Current Report on Form 8-K filed December 18, 2025)

19.1+	Insider Trading Policy
HHH 2025 FORM 10-K | 113

Table of Contents Index to Financial Statements

21.1+	List of Subsidiaries

23.1+	Consent of KPMG LLP

24.1+	Power of Attorney

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Executive Compensation Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed February 27, 2024)

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH+	Inline XBRL Taxonomy Extension Schema Document

101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract, compensatory plan, or arrangement
+    Filed herewith
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Statements of Operations for the years ended December 31, 2025, 2024, and 2023, (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2025, 2024, and 2023, (iii) the Consolidated Balance Sheets as of December 31, 2025 and 2024, (iv) Consolidated Statements of Equity for the years ended December 31, 2025, 2024, and 2023, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024, and 2023, and (vi) the Notes to Consolidated Financial Statements.

Item 16.  Form 10-K Summary

Not applicable.

HHH 2025 FORM 10-K | 114

Table of Contents Index to Financial Statements

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Howard Hughes Holdings Inc.

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	February 19, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

HHH 2025 FORM 10-K | 115

Table of Contents Index to Financial Statements

Signature	Title	Date

*	Executive Chairman of the Board and Director	February 19, 2026
William Ackman

/s/ David R. O’Reilly	Chief Executive Officer and Director	February 19, 2026
David R. O’Reilly	(Principal Executive Officer)

/s/ Carlos A. Olea	Chief Financial Officer	February 19, 2026
Carlos A. Olea	(Principal Financial Officer)

/s/ Elena Verbinskaya	Chief Accounting Officer	February 19, 2026
Elena Verbinskaya	(Principal Accounting Officer)

*	Director	February 19, 2026
David Eun

*	Director	February 19, 2026
Ben Hakim

*	Director	February 19, 2026
Ryan Israel

*	Director	February 19, 2026
Thom Lachman

*	Director	February 19, 2026
Susan Panuccio

*	Director	February 19, 2026
R. Scot Sellers

*	Director	February 19, 2026
Mary Ann Tighe

*	Director	February 19, 2026
Jean-Baptiste Wautier

*	Director	February 19, 2026
Anthony Williams

*/s/ David R. O’Reilly
David R. O’Reilly
Attorney-in-fact

HHH 2025 FORM 10-K | 116