Form 10-K/A
period 2025-12-31
Howard Hughes Holdings Inc.
filed 2026-04-29
CIK 1981792

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

The number of shares of common stock, $0.01 par value, outstanding as of April 22, 2026 was 59,624,689.

DOCUMENTS INCORPORATED BY REFERENCE None in this Amendment No. 1 on Form 10-K/A.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Howard Hughes Holdings Inc. (the “Company”) for the year ended December 31, 2025, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 19, 2026 (the “Original Filing”).

This Amendment is being filed to provide the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2025. At this time, the Company is filing this Amendment to include Part III information in its Annual Report on Form 10-K because the Company does not intend to file a definitive proxy statement within 120 days of December 31, 2025.

The reference on the cover page of the Original Filing to the incorporation by reference of portions of the Company’s definitive proxy statement into Part III of the Original Filing is hereby deleted. Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety as set forth in this Amendment. In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is including with this Amendment in Item 15 of Part IV certain currently dated certifications under the Sarbanes-Oxley Act of 2002. This Amendment does not amend, update or change any other information presented in the Original Filing.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

Directors and Executive Officers

Our Board of Directors (the “Board”) is elected annually and each of our directors serve one-year terms. The following table sets forth certain information about our directors and executive officers as of April 29, 2026.

Name	Age	Position
William A. Ackman	59	Executive Chairman
R. Scot Sellers	69	Presiding Director
David Eun	59	Director
Ben Hakim	50	Director
Ryan Israel	41	Director
Thom Lachman	62	Director
Susan Panuccio	53	Director
David O’Reilly	51	Chief Executive Officer and Director
Mary Ann Tighe	77	Director
Jean-Baptiste Wautier	56	Director
Anthony Williams	74	Director
Carlos Olea	47	Chief Financial Officer
Joseph Valane	40	General Counsel & Secretary
Elena Verbinskaya	48	Chief Accounting Officer
Jim Carman	48	President, Houston Region
Doug Johnstone	43	President, HHC Hawaii Region & National Condominium Development
Kristi Smith	44	President, HHC Columbia Region
Charley Freericks	68	President, HHC Phoenix Region
Jose Bustamante	52	President, HHC Nevada Region
Ralph Ireland	58	Executive Vice President, Strategic Development (HHC)
Andrew Davis	43	Chief Operating Officer (HHC)

Bill Ackman has served as Executive Chairman of the Board since May 2025 and previously served as Chairman of the Board from November 2010 to May 2024. Mr. Ackman has served as the Founder and Chief Executive Officer since founding Pershing Square Capital Management, L.P. (“Pershing Square”) in 2003, and is Chief Executive Officer and Chairman of the board of directors of Pershing Square Inc. Mr. Ackman also serves as Chairman and Chief Executive Officer of Pershing Square SPARC Holdings, Ltd. Prior to founding Pershing Square, Mr. Ackman co-founded and co-managed Gotham Partners Management Co., LLC, an investment adviser that managed public and private equity hedge fund portfolios, until 2003. Mr. Ackman also serves on the board of the Pershing Square Foundation, which he founded in 2006. Mr. Ackman previously served as Chief Executive Officer and Chairman of Pershing Square Tontine Holdings, Ltd., as a member of the Federal Reserve Bank of New York’s Investment Advisory Committee on Financial Markets and as a director of Universal Music Group N.V. Mr. Ackman received a Masters in Business Administration from the Harvard Business School and a Bachelor of Arts magna cum laude from Harvard College.

David Eun has served as a director since May 2023. Mr. Eun is the Co-Founder of Alakai Group, a thesis-driven acquirer using permanent capital to support and grow companies into market leaders. Prior to Alakai, Mr. Eun served as Executive Vice Chairman of Archegos Capital Management LP, from March 2021 to April 2021. Mr. Eun previously worked at Samsung Electronics from January 2012 to December 2020. At Samsung, Mr. Eun served as Chief Innovation Officer for Samsung Electronics, a role in which he identified new industry and consumer trends, developed long-term strategies for driving future growth opportunities, and negotiated alliances with top technology partners. Mr. also served as President of Samsung NEXT, an innovation group he founded providing venture capital, partnership formation, product development, M&A advisory and operational support to startups globally. Prior to joining Samsung, Mr. Eun served as President of AOL Media, and Global Head of Content Partnerships and Business Development at Google and YouTube, following executive roles in media and venture capital. Mr. Eun has served as a director Versant Media Group, Inc. since January 2026 and is a member of its Nominating and Corporate Governance Committee. Mr. Eun is a graduate of Harvard College and Harvard Law School.

Ben Hakim has served as a director since May 2024. Mr. Hakim joined the Pershing Square investment team in 2012 and has served as the President of Pershing Square since June 2024. He is also a member of the board of directors of Pershing Square Inc., President of Pershing Square SPARC Holdings, Ltd., and previously served as President of Pershing Square Tontine Holdings, Ltd. Mr. Hakim was previously a Senior Managing Director at Blackstone Inc., where he worked in the Mergers & Acquisitions group for 13 years. Mr. Hakim received his Bachelor of Science from Cornell University in 1997. As disclosed in a Form 8-K dated April 21, 2026, Mr. Hakim will resign from the Board effective May 7, 2026.*

Ryan Israel has served as a member of our Board and as Chief Investment Officer since May 2025. Mr. Israel joined the Pershing Square investment team in 2009 and has served as the Chief Investment Officer of Pershing Square since August 2022. He is also a member of the board of directors of Pershing Square Inc. He was previously an analyst at The Goldman Sachs Group, Inc. in the Technology, Media and Telecom group. Mr. Israel served as a director of Element Solutions Inc. from October 2013 through January 2019. Mr. Israel received his Bachelor of Science from the Wharton School at the University of Pennsylvania, where he graduated summa cum laude and beta gamma sigma in 2007.

Thom Lachman has served as a director since September 2025. Mr. Lachman is the Chairman and CEO of Duracell, a Berkshire Hathaway company. Duracell is the leading global disposable battery brand in the world with a presence in over 90 countries. Mr. Lachman joined Duracell in 2016 as the North America President and leader of the transition team after Duracell was purchased from Procter and Gamble. He was promoted to Chairman and CEO in 2018. Prior to joining Berkshire Hathaway, Mr. Lachman worked for Procter and Gamble for 33 years. He had varied assignments that provided deep experience in general management, brand management, marketing, sales, acquisition integration and plant operations. His last assignment was President of P&G Canada. During his career at Procter and Gamble, he worked on some of the most well-known and valuable global packaged good brands including Gillette, Tide, Old Spice, Pampers and Cover Girl. Mr. Lachman earned a BS in Chemical Engineering as well as an MBA from Tulane University.

David O’Reilly has served as Chief Executive Officer of the Company since December 2020 and as a member of the Board of Directors since that time. In this role, he leads the Company’s strategy and operations, overseeing one of the nation’s leading platforms for the development of master planned communities and mixed-use real estate, with a focus on long-term value creation and disciplined capital allocation. In his role as Chief Executive Officer, Mr. O’Reilly is leading the execution of the Company’s evolution into a diversified holding company, with a focus on integrating and scaling new operating platforms to drive long-term value creation. Mr. O’Reilly previously served as the Company’s Chief Financial Officer from October 2016 to April 2021 and as its President from June 2020 to November 2020. He was appointed Interim Chief Executive Officer in September 2020 prior to being named Chief Executive Officer and elected to the Board in December 2020. Prior to joining the Company, Mr. O’Reilly served as Executive Vice President and Chief Investment Officer of Parkway Properties, Inc., a NYSE-listed real estate investment trust focused on office properties, from November 2011 to October 2014, and as its Chief Financial Officer from August 2012 to October 2016, including a period as Interim Chief Financial Officer. Earlier in his career, Mr. O’Reilly held senior roles in real estate investment and capital markets, including positions with Banyan Street Capital, Eola Capital LLC, Barclays Capital Inc., and Lehman Brothers. Across these roles, he was involved in a wide range of financial advisory and merger and acquisition activities, including leveraged buyouts, initial public offerings, and commercial mortgage-backed securities transactions. Mr. O’Reilly has served as an independent trustee of Kite Realty Group Trust, a publicly traded REIT, since 2013, and is a member of its Audit Committee and Compensation Committee. Mr. O’Reilly earned a B.S. in Civil Engineering from Tufts University and an M.B.A. from Columbia University.

Susan Panuccio has served as a director and Chair of our Audit Committee since September 2025. Ms. Panuccio started her professional career with KPMG, and held finance roles at Ansett Australia and AngloGold Ashanti prior to joining News Corporation in 2002. At News Corporation, Ms. Panuccio held a variety of strategic, operational and finance roles in the UK and Australia. She became CFO of News UK in 2008 and CFO of News Corp Australia in 2013, serving on the Board of Foxtel and the ASX listed REA. In 2017 she became CFO of News Corp, a diversified News and Information services company in New York. During her tenure as CFO she oversaw financial strategy during a transformative period marked by the company’s transition towards a digital and subscription led business, which delivered margin expansion, strong share price growth and shareholder returns. In January 2026, Ms. Panuccio joined Howden Group, the global insurance group, as Group Chief Financial Officer and a Board member, as the company pursues its ambitious plans for the future. Ms. Panuccio earned a Bachelor of Business Administration in Accounting and Technology from Ballarat University.

*  Pursuant to the Shareholder Agreement summarized below, PS Holdco has designated Marc Grandisson, age 58, to fill the vacancy on the Board resulting from Mr. Hakim’s resignation. On April 19, 2026, in connection with Mr. Hakim’s resignation and PS Holdco’s designation of Mr. Grandisson, the Board, upon the recommendation of the Nominating and Corporate Governance Committee, appointed Mr. Grandisson as a member of the Board effective as of the date and time of Mr. Hakim’s resignation.

R. Scot Sellers has served as Presiding Director of our Board since May 2025 and as a director since November 2010. Previously, Mr. Sellers served as Chairman of our Board from May 2024 to May 2025. Mr. Sellers brings to the Board the expertise of a 45-year career in the real estate industry. From January 1997 until February 2013, Mr. Sellers served as the Chief Executive Officer of Archstone, one of the world’s largest apartment companies. He also served as Archstone’s Chief Investment Officer from 1995 until January 1997. Under his leadership, Archstone moved from being a mid-sized owner of apartments in secondary and tertiary cities to the largest publicly traded owner of urban high-rise apartments in the nation’s premier cities with a market capitalization of more than $22 billion. During his career, Mr. Sellers has been responsible for the development, acquisition, and operation of over $40 billion of apartment communities in over 50 different cities across the United States. In addition, Mr. Sellers served as the chairman of the National Association of Real Estate Investment Trusts from November 2005 until November 2006 and on the International Board of Directors of Habitat for Humanity from June 2013 through November 2020. He currently serves on the board of two privately held companies: The Irvine Company and Milhaus LLC. Mr. Sellers has also served as Chairman of the Board of the Maui Land and Pineapple (“MLP”) Company, Inc., a publicly-traded master planned community developer, since May 2023, and serves on MLP’s Compensation Committee.

Mary Ann Tighe has served as a director since October 2011. Ms. Tighe has been credited with transforming New York’s skyline during her more than 40 years in the real estate industry. Ms. Tighe has been the Chief Executive Officer of CBRE’s New York Tri-State Region since 2002, a region of 4,400 employees, and served as a director of CBRE in 2013. Ms. Tighe’s deals have anchored more than 14.4 million square feet of new construction in the New York region. From January 2010 through December 2012, Ms. Tighe served as Chair of the Real Estate Board of New York, the first woman to hold this position in its 114-year history and the first broker in 30 years. Ms. Tighe began her real estate career as a broker at the Edward S. Gordon Company, ultimately rising to the position of Vice Chairman of Insignia/ESG, where she was regularly recognized as being among the firm’s top producers. Prior to entering the real estate field, Ms. Tighe served as a Vice President of the American Broadcasting Companies, where she launched the A&E cable channel. Ms. Tighe was also formerly the Deputy Chairman of the National Endowment for the Arts, Arts Advisor to Vice President Walter Mondale, and a staff member of the Smithsonian Institution.

Jean-Baptiste Wautier has served as a director since May 2025. Mr. Wautier is an investor and philanthropist, resident of London, and co-founder of the Wautier Family Office, which was established in 2024. He is currently Chairman of luxury fashion house, GEDEBE, and a non-executive director at the architectural practice, Studio Razavi + Partners, as well as Chair of the Investment Committee at Sci Ventures and Chairman of Aspire. Mr. Wautier has served as a director of Pershing Square Holdings, Ltd., a closed-end investment company, since May 2025. Mr. Wautier is also a Senior Lecturer at Sciences Po University in Paris and an Executive Fellow at Adam Smith’s Panmure House. Mr. Wautier began his career at Arthur Andersen before moving to Morgan Stanley. He then joined private equity firm, IK Partners, in 2000, before moving to BC Partners in 2004, where Mr. Wautier served as Chairman of the Investment Committee and Chief Investment Officer in the United Kingdom between 2013 and 2023. At BC, he co-managed €40 billion of assets, helped raise three flagship funds, and led ten major investments. Mr. Wautier served as a member of the Management Committee in the United Kingdom between 2018 and 2023, before leaving BC Partners in 2024. He also contributes to economic policy discussions through platforms like Les Echos, Fondapol, and the World Economic Forum. Mr. Wautier holds a Master’s (Political Science and Government) and a Master of Science (Industrial Organisation) from Sciences Po and Université Sorbonne Paris Nord, respectively.

Anthony Williams has served as a director since February 2021. Mr. Williams currently serves as the Chief Executive Officer and Executive Director of Federal City Council, a nonprofit organization dedicated to the advancement of civic life in the nation’s capital, a position he has held since April 2012. He also has served as a Senior Advisor with the law firm King & Spalding in its Government Affairs and Public Policy practice group since July 2016. Mr. Williams previously served two terms as the mayor of Washington, D.C. from 1999 to 2007, leading the city’s revitalization, restoring its finances and improving city services. As the independent Chief Financial Officer of the District of Columbia from 1995 to 1998, he worked with local officials, the D.C. Financial Control Board, and the U.S. Congress. He has held various positions in federal, state, and local government, including serving as the first CFO for the U.S. Department of Agriculture, a position to which he was appointed by President Bill Clinton and confirmed by the U.S. Senate. Mr. Williams is a veteran of the U.S. Air Force, a fellow of the National Academy of Public Administration and former President of the National League of Cities, and formerly served as a lecturer and faculty member in Public Management at the Harvard Kennedy School of Government’s Ash Center for Democratic Governance and Innovation. Mr. Williams holds a JD from Harvard Law School, a master’s degree in public policy from the Harvard Kennedy School of Government, and a bachelor’s degree from Yale College, as well as a number of honorary degrees and awards, including the 2020 ULI Prize for Visionaries in Urban Development.

Carlos Olea is the Chief Financial Officer of the Company. He is responsible for overseeing the Company’s investment,accounting and financial strategy, and working with the executive team to unlock meaningful long-term value across the Company’s portfolio. Mr. Olea has served in his current role since January 2022. He has been with the Company since 2017 and served as the company’s Chief Accounting Officer from 2019 until 2022, overseeing the financial accounting strategy for the nation’s largest portfolio of MPCs during a time of outstanding growth. Prior to joining the Company, Mr. Olea served as Chief Accounting Officer at Carr Properties, a Washington, D.C.-based owner-operator and developer. Previously, he was a Senior Manager with the Advisory Services practice of Ernst and Young and a Director of Technical Accounting and Financial Reporting with AvalonBay Communities in Arlington, Virginia. Mr. Olea has a Master’s in Real Estate degree with a concentration in finance from Georgetown University, and a B.S. in Accounting and Finance from ITESM, in Mexico.

Joe Valane joined the Company in March 2024 and serves as General Counsel and Secretary. Mr. Valane is responsible for overseeing all legal matters for HHH. Since Q3 2025, Mr. Valane also leads the Culture & People (HR) and governmental affairs functions. Prior to joining the Company, Mr. Valane was General Counsel of Revantage and Shopcore, two Blackstone portfolio companies. In that role, Mr. Valane oversaw large teams responsible for providing legal support as a shared service across Blackstone’s U.S. real estate portfolio, including retail, multifamily, office, logistics, and hospitality asset classes. Previously, Mr. Valane was a Partner at Kleinbard LLC, where he advised a diverse portfolio of corporate clients in equity finance and investment structuring, mergers and acquisitions, and general corporate counseling. Prior to that, Mr. Valane served as a corporate associate at two large law firms. Mr. Valane brings expertise in navigating complex legal and business challenges, building and managing high-performing teams, and implementing legal technology. Mr. Valane received his J.D. from New York University School of Law, and his B.A. in International Affairs from George Washington University, where he graduated summa cum laude and was elected Phi Beta Kappa.

Jim Carman serves as President, Houston Region for Howard Hughes Communities. Previously, he served as Senior Vice President of MPC Commercial Development. He joined the Company in August 2012 to oversee vertical development on projects located within The Woodlands and Bridgeland, both master planned communities in the Houston area. Mr. Carman was responsible for leading multiple teams in the development of the first phase of Hughes Landing, Houston’s premier mixed-use urban center on Lake Woodlands, taking the 66-acre project from conception to completion within three years. Prior to joining the Company, Mr. Carman worked on mixed-use developments in Las Vegas, including Tivoli Village at Queensridge as well as projects located within the 70-acre Hughes Center. Previously, Mr. Carman served as Project Manager for the Ritz-Carlton, Grand Cayman, a $500 million resort complex consisting of seven restaurants, 365 keys, 85 luxury condominiums, and a golf course designed by Greg Norman. Before moving overseas to manage the Ritz-Carlton project, he worked with The Haskell Company, a design-build contractor based in Jacksonville, Florida. Mr. Carman was part of the joint-venture team that constructed the Adrienne Arsht Center for the Performing Arts, a $370 million performance complex in the heart of downtown Miami. Mr. Carman earned a B.S. in Civil Engineering as well as a Master of Engineering in Construction from Texas A&M University.

Doug Johnstone serves as President of the Hawaii Region & National Condominium Development for Howard Hughes Communities, where he oversees asset management, financing, and redevelopment initiatives and all condominiums across HHC’s regions. Mr. Johnstone has spearheaded the growth and development of the 60-acre master planned community, Ward Village, situated in the heart of Honolulu. Under his leadership, this award-winning neighborhood is poised to introduce nearly one million square feet of vibrant retail experiences and thousands of new homes. Prior to his current role, Mr. Johnstone managed value-add redevelopment efforts within the commercial real estate portfolio of Kamehameha Schools. Before that, he held the position of Vice President at the Los Angeles firm Cyburt Hall Partners, where he specialized in opportunistic investments and developments in collaboration with institutional joint venture partners. Born and raised in Honolulu, Mr. Johnstone attended Punahou School and Stanford University, where he obtained a bachelor’s degree in economics with Honors. In addition to overseeing his company’s local charitable partnerships, he is a member of the Hawaii Business Roundtable, Young Presidents’ Organization, Omidyar Fellows, and serves on the board of directors for NAIOP Hawaii and Aloha United Way.

Charley Freericks serves as President of the Phoenix Region for Howard Hughes Communities, where he is responsible for leading the residential and commercial development, leasing, and operations of Teravalis, the Company’s new 37,000-acre master planned community located in the Phoenix West Valley. Mr. Freericks joined the Company in his current role in August 2024. Mr. Freericks has more than 40 years of experience in large-scale community development throughout Arizona. Prior to joining Howard Hughes, Mr. Freericks served as Senior Vice President at Catellus Development Corporation, the master developer of the Novus Innovation Corridor, a 355-acre redevelopment of Arizona State University’s Athletic Facilities District. Before that, he served as an executive at DMB Associates, the Scottsdale-based developer of large- scale, best-in-class planned communities and mixed- use commercial properties. Mr. Freericks graduated with a bachelor’s degree in general business and an MBA from Arizona State University.

Kristi Smith serves as President of the Maryland Region for Howard Hughes Communities, leading the growth and success of the 14-million-square-foot, mixed-use development plan for Downtown Columbia, and the Company’s efforts to transform the city’s urban core. Prior to joining Howard Hughes in 2023, Ms. Smith served as Executive Vice President in charge of Development for JBG SMITH, a publicly traded, multifamily and office real estate investment trust in the Washington, D.C. market. She oversaw the company’s mixed-use multifamily and commercial projects in top submarkets, including the development of Amazon’s HQ2 in Arlington, VA. Previously, she was an Investment Associate with CIM Group and a Development Executive at Clark Realty Capital. A founding member and co-chair of the JBG SMITH’s Women’s Initiative, Ms. Smith remains dedicated to the advancement of women and overall inclusivity in the workplace. She also serves on the Board of Directors for NAIOP DC | MD. Ms. Smith holds a B.S. in Commerce from the University of Virginia, and an MBA from Northwestern University’s Kellogg School of Management.

Jose Bustamante serves as President, Nevada, for Howard Hughes Communities. Mr. Bustamante joined the Company in his current role in November 2024, and he oversees all development efforts and functions for the Summerlin master planned community in Las Vegas. Mr. Bustamante has over two decades of experience and a strong track record of leading and growing high-performing real estate organizations in the investment and development of large-scale commercial and mixed-use communities. Prior to joining the Company, Mr. Bustamante served as Senior Vice President and Partner at Lincoln Property Company, driving the master planning, development, and stabilization of multifamily, office, life science, and retail properties across Northern California. Before entering the real estate industry in 2005, Jose honorably served as a United States Army Military Intelligence Officer, leading mission-critical operations around the world. Mr. Bustamante earned a Bachelor of Science in Law & Legal Studies from the United States Military Academy at West Point and a Master of Science in Real Estate Development from Columbia University in New York.

Elena Verbinskaya is Chief Accounting Officer for Howard Hughes, responsible for overseeing accounting, financial reporting, treasury, and tax. Prior to joining the Company in 2023, Ms. Verbinskaya served as Vice President of Financial Reporting and Accounting Integration at IPSCO Tubulars Inc., a North American division of TMK Group. She also held the position of Chief Accounting Officer at TMK Group, one of the world’s leading producers and suppliers of steel pipe for the oil and gas industry. Ms. Verbinskaya joined Howard Hughes with more than 20 years of accounting experience. Ms. Verbinskaya holds a masters degree in accounting, analysis and audit from Far Eastern State University. She is also a CPA (Certified Public Accountant, United States of America) and FCCA (Fellow Member of the Association of Chartered Certified Accountants, United Kingdom).

Andrew Davis serves as Chief Operating Officer for Howard Hughes Communities, and is responsible for overseeing investment, capital markets, and other strategic activity for HHC. Mr. Davis also oversees financial planning and is a voting member of the company’s Capital Allocation Committee. Previously, Mr. Davis served as HHC’s Executive Vice President, Investments and Operations. Prior to joining Howard Hughes as an analyst in 2011, Mr. Davis held various positions focused on the monetization of non-performing real estate loans and evaluating venture investments. Mr. Davis holds a BS from The George Washington University and an MBA from Southern Methodist University.

Ralph Ireland serves as Executive Vice President, Strategic Development for Howard Hughes Communities, andis responsible for overseeing projects that comprise HHC’s multi-generational development runway, leading the corporate teams for Design, Construction, and Sustainability. Prior to joining Howard Hughes in 2025, Mr. Ireland was Senior Vice President of Commercial and Residential Development at The Signorelli Company since June 2022, where he was responsible for creating and maintaining the vertical development strategy for each of Signorelli’s land holdings. Prior to that, Mr. Ireland was at Tavistock Development Company, Steiner + Associates, and The Walt Disney Company. Mr. Ireland holds a Bachelor of Arts in Architecture from the University of Cincinnati. He has held leadership roles in the Urban Land Institute and International Council of Shopping Centers and serves on the Advisory Board for Leasecake, a real estate and location management platform used by global restaurant brands including Jersey Mike’s, Tropical Smoothie Café, Dave’s Hot Chicken, and Lettuce Entertain You.

Board Committees

Our Board has four regularly standing committees: Audit; Compensation; Nominating and Corporate Governance; and Technology. The composition and responsibilities of each committee are described below. Each of our committees: (i) operates pursuant to a written charter (available on our website at www.howardhughes.com under the “Investors” tab); (ii) reviews its charter annually; and (iii) evaluates its performance annually. Members will serve on these committees until their resignation or until otherwise determined by the Board.

Audit Committee

Our Audit Committee consists of Ms. Panuccio, Mr. Eun, and Mr. Wautier, with Ms. Panuccio serving as Chair. All members of the Audit Committee are independent directors. Each member of the Audit Committee is considered financially literate, as defined by the NYSE, and is an independent director in accordance with applicable regulations of the SEC and NYSE. The Board has determined that Ms. Panuccio (Chief Financial Officer (CFO) of Howden Group and former CFO of News Corp) is an “audit committee financial expert” for purposes of SEC rules.

Key responsibilities of our Audit Committee include:

●	Pre-approving auditing services, internal control-related services and permitted non-audit services to be performed for the Company by the independent registered public accounting firm
●	Reviewing and discussing with management and the independent registered public accounting firm financial statement and disclosure matters
●	Reviewing the findings and recommendations of the Company’s independent registered public accounting firm and management’s response to the recommendations of that firm
●	Reviewing and discussing with management and the independent registered public accounting firm the Company’s significant financial and accounting risk exposure
●	Overseeing the internal audit function
●	Overseeing compliance with applicable legal and regulatory requirements as it relates to financial reporting
●	Establishing “whistleblower” procedures for the receipt, retention and treatment of complaints received by the Company regarding accounting, internal accounting controls or auditing matters
●	Overseeing cybersecurity, data privacy, and information technology risks.
●	Providing regular reports to the Board regarding the above responsibilities

Compensation Committee

Our Compensation Committee consists of Mr. Sellers, Ms. Tighe, and Mr. Williams, with Mr. Sellers serving as Chair. Mr. Israel serves as an Observer of the Compensation Committee. All members of the Compensation Committee are independent directors.

Key responsibilities of our Compensation Committee include:

●	Evaluating the performance of and determining the compensation for the Company’s senior executive officers
●	Reviewing, approving and recommending to the Board the Company’s annual and long-term incentive plans and programs
●	Reviewing and approving employment and other contracts relating to compensation of the Company’s executive officers
●	Reviewing director compensation policies, objectives and programs and approving the form and amount of director compensation
●	Reviewing with management and approving the Compensation Discussion and Analysis to be included in the Company’s proxy statement
●	Providing regular reports to the Board regarding the above responsibilities

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee consists of Mr. Lachman, Ms. Tighe, and Mr. Williams, with Mr. Williams serving as Chair. Mr. Hakim serves as an Observer of the Compensation Committee. All members of the Nominating and Corporate Governance Committee are independent directors.

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

Technology Committee

Our Technology Committee consists of Mr. Eun, Mr. Lachman, and Mr. Wautier, with Mr. Eun serving as chairman. All members of the Technology Committee are independent directors.

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

Qualifications for Director Nominees

Subject to the rights set forth in the Shareholder Agreement (summarized below), the Nominating and Corporate Governance Committee (“N&CG”) seeks skilled, experienced, and knowledgeable candidates with relevant and diverse backgrounds. The N&CG considers a number of factors in its evaluation of director candidates, including their specific experience, qualifications, attributes, and skills in light of the Company’s business and structure. The N&CG is responsible for recommending the nomination of those incumbent directors it deems appropriate for reelection to the Board and, if applicable, recommending the reappointment to any committees of the Board on which such director serves. The N&CG is also responsible for evaluating potential successors to the chairman of the Board and each Board committee.

While the N&CG has not established specific criteria relating to a candidate’s age, education, experience level or skills, qualified candidates are expected to have strong business expertise and, in particular, experiences and expertise with regard to one or more of the following: operations, real estate development and management, marketing, capital markets, financial expertise and reporting, risk management, insurance, and/or technology. The independence of the nominee, availability for service to the Company (including any potential conflicts of interest), age of the incumbent directors on the Board, and the Board’s anticipated needs with regard to director expertise. The N&CG strongly believes that diversity of background, skills, and experience is critical to the long-term success of the Company and recognizes the importance of maintaining a Board with a broad scope of backgrounds that will expand the views and experiences available to the Board in its deliberations. Accordingly, the N&CG is committed to considering diverse candidates with diverse backgrounds for the Board, in all director candidate searches. As such, the N&CG strives to identify and interview such individual candidates in its evaluation of director candidates. We believe that our N&CG has been successful in these efforts.

Pursuant to the Shareholder Agreement, dated May 5, 2025, by and between the Company, PS Holdco and Pershing Square, so long as PS Holdco, Pershing Square and their respective affiliates beneficially own at least 17.5% of the outstanding shares of Company common stock on a fully diluted basis, PS Holdco may nominate for election a number of directors equal to 25% of the total number of members of the Board, rounded up. If such ownership is less than 17.5% but at least 10% of the outstanding shares, the number of Board members subject to this nomination right would be reduced to 10% of the total number of members of the Board, rounded up. Messrs. Ackman, Israel, Grandisson, and Hakim have been nominated pursuant to these rights.

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

Code of Business Conduct and Ethics

The Company has adopted a code of business conduct and ethics applicable to the Company’s directors and a code of business conduct and ethics applicable to the Company’s officers and other employees, each of which can be found on the Company’s website at investor.howardhughes.com/documents. You may also obtain a copy of these codes upon written request sent to the Company’s Corporate Secretary at its principal executive office.

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

Insider Trading Policy

The Company has insider trading policies and procedures that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and NYSE listing standards and govern the buying and selling of securities of the Company and its subsidiaries by directors, officers, and employees, and related persons, as well as by the Company itself. A copy of our Insider Trading Policy was filed with the Company’s FY2025 Annual Report on Form 10-K as Exhibit 19.1.

Hedging/Pledging Policy

The Company’s insider trading policy includes a prohibition on hedging or pledging our securities. Executive officers are not permitted to be a party to hedging transactions to ensure their objectives and risk remain aligned with those of our stockholders. In addition, executive officers may not pledge as collateral any securities of the Company. By virtue of his position as CEO of Pershing Square Capital Management, L.P., Mr. Ackman may be deemed to be the beneficial owner of securities held by Pershing Square, its affiliates and the Pershing Square Funds. Mr. Ackman is exempt from prohibitions on hedging or pledging in the policy solely in connection with any hedging or swap transactions based on derivatives of Company Securities entered into by Pershing Square, its affiliates and the Pershing Square Funds.

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

Based solely on a review of the copies of such forms furnished to the Company, the Company believes that during the fiscal year ended 2025, all Section 16(a) filing requirements applicable to its directors, executive officers and greater than 10% stockholders were in compliance with Section 16(a), except for: (i) two Form 3 filed late by each of Susan Panuccio (Director) and Thomas Lachman (Director) following delays in obtaining their respective Edgar codes during the federal government shutdown in October 2025 and (b) one Form 4 filed late by Anthony Williams (Director).

Item 11. Executive Compensation

Our named executive officers for 2025 are:

●	David O’Reilly, Chief Executive Officer;
●	L. Jay Cross, Former President (to June 30, 2025);
●	Carlos Olea, Chief Financial Officer;
●	Joseph Valane, General Counsel and Secretary;
●	Doug Johnstone, President, HHC Hawaii Region and National Condominium Development; and
●	Andrew Davis, HHC Chief Operating Officer.

The following tables, narrative and footnotes discuss the compensation of our NEOs. The following tables and related information should be read together with the disclosure regarding the executive compensation program presented under the caption “Compensation Discussion and Analysis” below.

Summary Compensation Table

The following table presents summary information regarding the total compensation awarded to, earned by, or paid to each of our named executive officers for the fiscal years indicated.

							Change in
							pension
							value and
							nonqualified
						Non-Equity	deferred
				Stock	Option	Incentive Plan	compensation	All Other
		Salary	Bonus(1)	Awards(2)	Awards	Compensation(3)	earnings	Compensation(4)	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)	($)	($)
David O’Reilly	2025	1,000,000	—	4,677,785	—	2,100,000	—	48,993	7,826,778
Chief Executive Officer	2024	1,000,000	—	2,520,031	—	2,100,000	—	104,846	5,724,877
	2023	750,000	—	2,321,025	—	1,725,000	—	170,971	4,966,996
L. Jay Cross	2025	377,885	—	2,390,973	—	—	—	4,644,203	7,413,060
Former President*	2024	750,000	—	1,752,980	—	2,086,500	—	150,039	4,739,520
	2023	750,000	—	1,856,755	—	2,242,500	—	319,684	5,168,939
Carlos A. Olea	2025	550,000	—	1,403,335	—	990,000	—	30,137	2,973,473
Chief Financial Officer	2024	550,000	—	925,188	—	900,000	—	29,948	2,495,136
	2023	500,000	—	979,935	—	900,000	—	35,781	2,415,716
Joseph Valane	2025	500,000	—	779,631	—	600,000	—	25,973	1,905,604
General Counsel & Secretary	2024	394,231	400,000	499,981	—	600,000	—	23,116	1,917,328
	2023	—	—	—	—	—	—	—	—
Doug Johnstone	2025	574,808	625,000	623,705	—	—	—	33,815	1,857,328
President, HHC Hawaii Region & National Condo Sales	2024	550,000	600,000	482,995	—	—	—	31,710	1,664,705
	2023	—	—	—	—	—	—	—	—
Andrew Davis	2025	499,514	625,000	—	—	779,631	—	30,758	1,934,903
HNC Chief Operating Officer	2024	—	—	—	—	—	—	—	—
	2023	—	—	—	—	—	—	—	—

*Mr. Cross ceased to be an executive officer of, and retired from, the Company effective June 30, 2025.

(1)	The amount reported in the “Bonus” column consists of the discretionary annual cash bonus paid to each of Mr. Johnstone and Mr. Davis for their respective 2025 performances. Please see above under “Doug Johnstone – 2025 Annual Incentive” and “Andrew Davis – 2025 Annual Incentive” for further information.
(2)	The amounts reported in the “Stock Awards” column represent the aggregate grant date fair value of stock awards in the form of restricted stock (time-based vesting and performance-based vesting) granted in the years shown, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification 718, Compensation – Stock Compensation (“ASC Topic 718”). Pursuant to SEC rules, the amounts shown in this column exclude the impact of estimated forfeitures related to service-based vesting conditions. If the maximum level of performance of 200% of target number of shares granted was achieved with respect to the performance-based restricted stock granted in 2025 to Messrs. O’Reilly, Cross, Olea, Johnstone, and Davis, the grant date values would be, respectively, $4,855,625, $2,481,873, $1,456,687, $647,417, and $809,271. See Note 11 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2025, for further information regarding equity awards, including the assumptions made in determining these values. Additional information on all outstanding stock awards is reflected in the 2025 Outstanding Equity Awards at Fiscal Year-End table below.
(3)	The amounts reported in the “Non-Equity Incentive Plan Compensation” column reflect the amounts paid to certain of the NEOs under our annual incentive compensation plan for performance in the listed fiscal year. For additional information on annual incentive compensation, see “Compensation Discussion and Analysis – Annual Incentive Compensation.”
(4)	For Mr. O’Reilly, the amount reported in the “All Other Compensation” column for 2025 consists of (i) (a) $18,405 contributed by the Company to the Company’s executive long term disability plan and (b) $12,175 tax gross-up payment by the Company for the same; (ii) $360 for executive medical flight program costs; (iii) $17,500 contributed by the Company to the Company’s 401(k) plan; and (iv) $552 for group term life insurance. For Mr. Cross, the amount reported in the “All Other Compensation” column for 2025 consists of (i) (a) $18,050 contributed by the Company to the Company’s executive long term disability plan and (b) $12,377 tax gross-up payment by the Company for the same; (ii) $15,865 contributed by the Company to the Company’s 401(k) plan; (iii) $360 for executive medical flight program costs; (iv) $1,397 for group term life insurance; (v) $4,567,308 in severance; and (vi) $28,846 paid for accrued and unused paid time off. For Mr. Olea, the amount reported in the “All Other Compensation” column for 2025 consists of (i) (a) $7,436 contributed by the Company to the Company’s executive long term disability plan and (b) $5,058 tax gross-up payment by the Company for the same; (ii) $360 for group term life insurance; (iii) $16,923 contributed by the Company to the Company’s 401(k) plan; and (iv) $360 for executive medical flight program costs. For Mr. Valane, the amount reported in the “All Other Compensation” column for 2025 consists of (i) (a) $5,883 contributed by the Company to the Company’s executive long term disability plan; and (b) $2,014 tax gross-up payment by the Company for the same; (ii) $360 for executive medical flight program costs; (iii) $216 for group term life insurance; and (iv) $17,500 contributed by the Company to the Company’s 401(k) plan. For Mr. Johnstone, the 2025 amount reported in the “All Other Compensation” column consists of (i) (a) $6,025 contributed by the Company to the Company’s executive long term disability plan and (b) $2,590 tax gross-up payment by the Company for the same; (ii) $6,100 for charitable matching contributions; (iii) $240 for group term life insurance; (iv) $360 for executive medical flight program costs; (v) $17,500 contributed by the Company to the Company’s 401(k) plan; and (vi) $1,000 under the Company’s wellness reimbursement program. For Mr. Davis, the amounts reported in the “All Other Compensation” column for 2025 consist of (i) (a) $4,450 contributed by the Company to the Company’s executive long term disability plan and (b) $1,832 tax gross-up payment by the Company for the same; (ii) $240 for group term life insurance; (iii) $840 for tickets; (iv) $360 for executive medical flight program costs; (v) 4,537 for charitable matching contributions; (vi) $17,500 contributed by the Company to the Company’s 401(k) plan; and (vi) $1,000 under the Company’s wellness reimbursement program.

Grants of Plan-Based Awards

The following table provides information regarding the plan-based awards granted to the NEOs in 2025.

									All
									Other	Grant
									Stock	Date
									Awards:	Fair
			Estimated Possible Payouts			Estimated Future Payouts			Number	Value of
			Under Non-Equity Incentive			Under Equity Incentive			of Shares	Stock
			Plan Awards(2)			Plan Awards(3)			of Stock	Awards and
	Type of		Threshold	Target	Maximum	Threshold	Target	Maximum	or Units	Option Awards
Name	Award(1)	Grant Date	($)	($)	($)	(#)	(#)	(#)	(#)(4)	($)(5)
David O’Reilly
	AICA	—	1,400,000	1,750,000	2,100,000	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	29,640	59,280	—	2,427,812
	TBRS	02/05/2025	—	—	—	—	—	—	29,640	2,249,972
L. Jay Cross
	AICA	—	—	—	—	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	15,150	30,300	—	1,240,937
	TBRS	02/05/2025	—	—	—	—	—	—	15,150	1,150,037
Carlos A. Olea
	AICA	—	660,000	825,000	990,000	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	8,892	17,784	—	728,344
	TBRS	02/05/2025	—	—	—	—	—	—	8,892	674,992
Joseph Valane
	AICA	—	400,000	500,000	600,000	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	4,940	9,880	—	404,635
	TBRS	02/05/2025	—	—	—	—	—	—	4,940	374,995
Doug Johnstone
	AICA	—	—	575,000	—	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	3,952	7,904	—	323,708
	TBRS	02/05/2025	—	—	—	—	—	—	3,952	299,996
Drew Davis
	AICA	—	—	625,000	—	—	—	—	—	—
	PBRS	02/05/2025	—	—	—	—	4,940	9,880	—	404,635
	TBRS	02/05/2025	—	—	—	—	—	—	4,490	374,995
(1)	Type of Award:

AICA   Annual Incentive Compensation (Cash) Award

PBRS   Performance-Based Restricted Stock Award

TBRS   Time-Based Restricted Stock Award

(2)	These columns represent the annual incentive compensation awards that could have been earned by the NEOs based on performance for the 2025 fiscal year. The amounts shown reflect the awards that as applicable were possible at their respective threshold, target and maximum levels of performance. The annual incentive award amounts actually paid to each NEO are reported in the “Non-Equity Incentive Plan Compensation” column (or, for Messrs. Johnstone and Davis, the “Bonus” column) of the Summary Compensation Table. For more information regarding the annual incentive compensation program, see “Compensation Discussion and Analysis – Annual Incentive Compensation.”
(3)	The awards represent the performance-based restricted stock awards granted in 2025 that may vest based on the Company’s NAV growth over a three-year period. The vesting schedule for each award has a specified threshold performance level such that performance below threshold results in no shares vesting. If at least the threshold performance goal is attained, the number of shares that will vest ranges from 100% to 200% of the target number of shares granted. For additional information regarding the vesting of the performance-based restricted stock, see “Compensation Discussion and Analysis – Long-Term Equity Incentives.”
(4)	The awards represent the time-based restricted stock awards granted in 2025, which vest in equal annual installments over a three-year period. For additional information regarding the vesting of the time-based restricted stock, see “Compensation Discussion and Analysis – Long-Term Equity Incentives.”
(5)	Represents the grant date fair value determined pursuant to ASC Topic 718.

Outstanding Equity Awards at 2025 Fiscal Year End

The following table provides information on the outstanding equity awards held by the NEOs at December 31, 2025.*

	Option Awards				Stock Awards
									Equity
									Incentive
								Equity	Plan Awards:
								Incentive	Market or
								Plan Awards:	Payout
							Market	Number of	Value of
					Number		Value of	Unearned	Unearned
	Number of	Number of			of Shares		Shares or	Shares,	Shares,
	Securities	Securities			or Units		Units of	Units	Units
	Underlying	Underlying			of Stock		Stock	or Other	or Other
	Unexercised	Unexercised	Option		That		That Have	Rights That	Rights That
	Options	Options	Exercise	Option	Have Not		Not	Have Not	Have Not
	Exercisable	Unexercisable	Price	Expiration	Vested(1)		Vested**	Vested(2)	Vested**
Name	(#)	(#)	($)	Date	(#)		($)	(#)	($)
David O’Reilly
02/05/2025	—	—	—	—	—		—	29,640	2,364,383
02/05/2025	—	—	—	—	29,640	(4)	2,364,383	—	—
02/05/2024	—	—	—	—	—		—	38,020	3,032,855
02/05/2024	—	—	—	—	6,503	(5)	518,744	—	—
03/23/2023	—	—	—	—	—		—	33,884	2,702,927
11/30/2020	19,358	—	64.45	11/30/2030	—		—	—	—
Andrew Davis
02/05/2025	—	—	—	—	—		—	4,940	394,064
02/05/2025	—	—	—	—	4,940	(4)	394,064	—	—
01/30/2024	—	—	—	—	—		—	5,502	438,895
01/30/2024	—	—	—	—	942	(3)	75,143	—	—
03/23/2023	—	—	—	—	—		—	6,022	480,375
Carlos A. Olea
02/05/2025	—	—	—	—	—		—	8,892	709,315
02/05/2025	—	—	—	—	8,892	(4)	709,315	—	—
02/05/2024	—	—	—	—	—		—	13,958	1,113,430
02/05/2024	—	—	—	—	2,388	(5)	190,491	—	—
03/23/2023	—	—	—	—	—		—	14,306	1,141,190
Joseph Valane
02/05/2025	—	—	—	—	—		—	4,940	394,064
02/05/2025	—	—	—	—	4,940	(4)	394,064	—	—
04/01/2024	—	—	—	—	5,332	(6)	425,334	—	—
Douglas Johnstone
02/05/2025	—	—	—	—	—		—	3,952	315,251
02/05/2025	—	—	—	—	3,952	(4)	315,251	—	—
01/30/2024	—	—	—	—	—		—	6,536	521,377
01/30/2024	—	—	—	—	1,118	(3)	89,183	—	—
03/23/2023	—	—	—	—	—		—	4,628	369,176
*

On July 31, 2024, Howard Hughes Holdings Inc. completed the separation (the “Separation”) of Seaport Entertainment Group Inc. (“Seaport Entertainment”) from the Company. In connection with the Separation: (i) each time-based restricted stock award that was outstanding and held by a continuing HHH employee or non-employee director as of immediately prior to the effective time of the Spinoff was adjusted into a post-distribution time-based restricted stock award that covered a number of post-distribution shares of HHH common stock equal to the product obtained by multiplying (x) the number of shares of HHH common stock covered by the applicable award immediately prior to the effective time, by (y) the HHH Ratio (as defined in the Employee Matters Agreement, dated July 31, 2024, between HHH and Seaport Entertainment), rounded down to the nearest whole share; (ii) each performance-based restricted stock award with vesting based on achievement of absolute or relative HHH total shareholder return was converted into a time-based restricted stock award covering a number of shares of HHH common stock, based on actual achievement of the performance metrics applicable to the award as of the distribution date, and will continue to be subject to the original vesting period based on the holder’s continued service with HHH; and (iii) each performance-based restricted stock award with vesting based on achievement of HHH NAV per share or adjusted NAV that was held by an HHH employee was converted into an award covering shares of HHH common stock and will continue to be subject to the same terms and conditions following the effective time as applied to such award prior to the effective time of the Separation, subject to adjustment of the applicable performance goals and/or performance calculation methodology in order to reflect the Separation ((i), (ii), and (iii), collectively, the “Spinoff Award Adjustments”). The amounts set forth on the table above and, unless the context otherwise indicates, elsewhere in this Amendment, reflect the Spinoff Award Adjustments.

**

Pursuant to SEC rules, market value in these columns was determined by multiplying the number of shares of stock by $79.77, the closing price of our     common stock on December 31, 2025, the last trading day of the year.

(1)	This column reflects outstanding grants of restricted stock (time-based vesting).
(2)	In the case of performance-based awards granted in 2023 and 2024, this column reflects the total amount of restricted stock (performance-based vesting) that vest at the level of 200%, based upon achieving the threshold adjusted net asset value growth over a three-year period. In the case of performance-based awards granted in 2025, this column reflects the total amount of restricted stock (performance-based vesting) that vest at the level of 100%, based upon achieving the threshold adjusted net asset value growth over a three-year period. See Footnote 3 of the 2025 Grants of Plan-Based Awards table for additional information regarding the vesting of performance-based restricted stock.
(3)	These shares of common stock vest in three equal installments. One-third (1/3) vested on each of January 30, 2025 and December 31, 2025, and one-third (1/3) will vest on December 31, 2026.
(4)	These shares of common stock vest in three equal installments. One-third (1/3) vested on February 5, 2026, and one-third (1/3) will vest on each of December 31, 2026 and December 31, 2027.
(5)	These shares of common stock vest in three equal installments. One-third (1/3) vested on each of February 5, 2025 and December 31, 2025, and one-third (1/3) will vest on December 31, 2026.
(6)	These shares of common stock vest in three equal installments. One-third (1/3) vested on April 1, 2025, and one-third (1/3) will vest on each of April 1, 2026 and April 1, 2027.

2025 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information regarding options exercised and stock awards vested during fiscal year 2025 with respect to our NEOs.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized	Acquired on	Realized on
	Exercise	on Exercise	Vesting	Vesting
Name	(#)	($)	(#)	($)
David O’Reilly	—	—	21,744	1,735,944
L. Jay Cross	—	—	34,329	2,353,783
Carlos Olea	—	—	6,808	534,215
Joseph Valane	—	—	2,613	193,048
Andrew Davis	—	—	2,787	219,706
Douglas Johnstone	—	—	2,989	235,329

NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information regarding the contributions and earnings credited to the accounts of the NEOs under the nonqualified deferred compensation plan in 2025 and plan balances as of December 31, 2025. The nonqualified deferred compensation plan was established in 2015. Although the Company has the flexibility to make discretionary contributions to the nonqualified deferred compensation plan, it has not made any such contributions. Each participant’s deferral account in the plan is credited or debited for gains and losses associated with his or her account’s notional (not actual) investment in investment options selected by the participant from a menu established from time to time by the Board (or a committee thereof). Participants are not provided with above-market or preferential earnings on their deferral accounts and are only entitled to receive distributions of their account balances in accordance with their deferral elections in effect from time to time and the terms of the plan.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings	Withdrawals/	Balance at
	in FY2025	in FY2025	in FY2025	Distributions	FY2025 End
Name	($)	($)	($)	($)	($)
David O’Reilly	—	—	—	—	—
L. Jay Cross	—	—	—	—	—
Carlos Olea	—	—	—	—	—
Joseph Valane	—	—	—	—	—
Andrew Davis	—	—	—	—	—
Douglas Johnstone	—	—	—	—	—

POTENTIAL PAYMENTS UPON TERMINATION OR CHANGE IN CONTROL

The following table reflects the estimated compensation and other benefits payable to each NEO (other than Mr. Cross) upon termination of employment, including in connection with a “change in control” of the Company.

The amounts shown in the table assume that the triggering event was effective as of December 31, 2025, and that the price of our common stock on which certain of the calculations are based was the closing price of $79.77 per share on December 31, 2025, the last trading day of the year. These amounts are estimates of the incremental amounts and benefits that would be payable to each NEO upon each triggering event. The actual amounts to be paid out can only be determined at the time of the triggering event, if any. The table does not include amounts that would be payable to Messrs. Olea and Valane under each of their employment agreements in the event of termination due to the Company’s non-renewal of such employment agreements after the expiration of the initial term because (i) in the case of Mr. O’Reilly, his term was extended to December 31, 2028 in connection with the April 2025 Employment Agreement Amendments, and (ii) in the case of Messrs. Olea and Valane, none of the employment agreements had expired as of December 31, 2025. Neither Mr. Davis nor Mr. Johnstone have entered into employment agreements with the Company. Mr. Cross ceased to be an executive officer of, and retired from, the Company effective June 30, 2025. For additional information, see “Employment Agreements and Arrangements with the NEOs.”

					Termination Without
					Cause or for
	Termination Without				Good Reason
	Cause or for		Death or		in connection with
	Good Reason		Disability		Change in Control(6)
Name and Benefit	($)		($)		($)
David O’Reilly
Cash Severance	4,500,000	(1)	1,750,000	(2)	7,250,000	(3)
Equity Awards	8,115,401	(4)	8,115,401	(4)	8,115,401	(4)
Total estimated value	12,615,401		9,865,401		15,365,401
Carlos Olea
Cash Severance	2,200,000	(1)	825,000	(2)	3,575,000	(3)
Equity Awards	2,736,430	(4)	2,736,430	(4)	2,736,430	(4)
Total estimated value	4,936,430		3,561,430		6,311,430
Joseph Valane
Cash Severance	1,500,000	(1)	500,000	(2)	2,500,000	(3)
Equity Awards	1,213,461	(4)	1,213,461	(4)	1,213,461	(4)
Total estimated value	2,713,461		1,713,461		3,713,461
Douglas Johnstone
Cash Severance(5)	575,000		—		575,000
Equity Awards	404,434	(4)	1,164,961	(4)	404,434	(4)
Total estimated value	979,434		1,164,961		979,434
Andrew Davis
Cash Severance(5)	500,000		—		500,000
Equity Awards	469,207	(4)	1,322,906	(4)	469,207	(4)
Total estimated value	969,207		1,322,906		969,207
(1)	Amount represents cash severance outside of a change in control as described under above under “Employment Agreements and Arrangements with The NEOs,” including (i) a cash payment equal to the sum of base salary and target bonus, and (ii) a prorated target bonus for the year of termination.
(2)	Amount represents a prorated target bonus for the year of termination.
(3)	Amount represents cash severance in connection with a change in control as described above under “Employment Agreements and Arrangements with The NEOs,” including (i) a cash payment equal to two times the sum of base salary and target bonus, and (ii) a prorated target bonus for the year of termination.

(4)	Amount represents accelerated vesting of time-based equity awards, and the value of performance-based equity awards eligible to vest (assuming performance at the “target” level). Acceleration of stock options is shown using their intrinsic (or “spread”) value, if any.
(5)	The amounts in this row represent cash severance payable to Mr. Johnstone and Mr. Davis in connection with an involuntary termination by the Company pursuant to the Separation Benefits Plan.
(6)	For Messrs. O’Reilly, Olea, and Valane, each of their employment agreements provides that if the NEO becomes entitled to receive or if he receives any payments and benefits that would become subject to the excise tax under Section 4999 of the IRC (the “golden parachute” excise tax applicable in certain circumstances upon a change in control of the Company), the payments and benefits will be reduced such that the excise tax does not apply, unless he would be better off on an after-tax basis receiving all of the payments and benefits. For Mr. Johnstone and Mr. Davis, the Separation Benefits Plan provides that if any of the payments or benefits provided or to be provided by the Company to them pursuant to the Separation Benefits Plan or otherwise would be subject to the excise tax imposed under Section 4999 of the IRC the separation benefit will be reduced to the minimum extent necessary to ensure that no portion of the separation benefit is subject to the excise tax. The figures in the table above disregard the potential impact of any potential reductions in connection with these provisions.
(7)	Amount represents accelerated vesting of time-based equity awards.

Employment Agreements and Arrangements with the NEOs

David O’Reilly

On December 1, 2020, the Company entered into a Second Amended and Restated Employment Agreement with Mr. O’Reilly to serve as the Company’s Chief Executive Officer, which agreement was subsequently amended effective January 1, 2024, April 1, 2025, and January 1, 2026 (such agreement, as amended, “Mr. O’Reilly’s Employment Agreement”). Mr. O’Reilly’s Employment Agreement has a term expiring on December 31, 2028, subject to earlier termination events described below. Thereafter, Mr. O’Reilly’s Employment Agreement will automatically renew for additional one-year periods, unless either party provides the other party with at least 60 days’ prior written notice that it does not wish to automatically renew the term.

Under Mr. O’Reilly’s Employment Agreement, as most recently amended, Mr. O’Reilly is entitled to an annual base salary of $1,000,000 and, subject to achievement of certain performance goals that will be established annually by the Compensation Committee, eligible to earn an annual cash bonus with a target amount of $2,500,000. (If the Compensation Committee sets a minimum overall goal under the annual incentive program with respect to any performance year, and that minimum overall goal is achieved, the bonus payable would range from a threshold value of 80% of target to a maximum value of 120% of target.) In addition, Mr. O’Reilly’s Employment Agreement provides that he will be awarded an annual equity award (an “Annual LTIP Award”) based upon the Compensation Committee’s evaluation of such performance measures and objectives as may be established by the Compensation Committee from time to time. The Annual LTIP Award is a long-term equity or equity-based incentive award with an aggregate targeted grant value (with respect to the portion of the Annual LTIP Award that is subject to performance metrics, based on the achievement of the applicable performance metrics that cause the award to vest at the level of 100%, and without taking into account the probability of the award vesting at that level on the date of grant) on the date of grant equal to $5,500,000, with the number of shares of the Company’s common stock subject to such annual equity award determined by dividing the aggregate grant value by the closing price per share of the common stock on the date of grant. Prior to 2026, fifty percent (20%) of each Annual LTIP Award granted to Mr. O’Reilly provided for pro-rata vesting over three years (or five years in the case of awards granted in fiscal 2021) (an “O’Reilly Time Vesting LTIP Award”) and the other fifty percent (50%) of such award provided for performance-based vesting (an “O’Reilly Performance Vesting LTIP Award”). Beginning in 2026, twenty percent (20%) of each Annual LTIP Award granted to Mr. O’Reilly will provide for pro-rata vesting over three years and the other eighty percent (80%) will provide for performance-based vesting. Each O’Reilly Time Vesting LTIP Award and O’Reilly Performance Vesting LTIP Award is subject to the terms and conditions of our then-current equity incentive plan and the applicable award agreement. All Annual LTIP Awards are subject to the terms and conditions of the Company’s 2025 Equity Incentive Plan (or a successor plan) and any applicable award agreements thereunder.

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

Non-Renewal of Employment Agreement

If Mr. O’Reilly’s employment terminates due to the Company’s non-renewal of Mr. O’Reilly’s Employment Agreement after the expiration of the term ending on December 31, 2028 or any subsequent one-year renewal period, the Company will pay and provide Mr. O’Reilly, in addition to his previously accrued benefits and compensation, the following:

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

Carlos Olea

In connection with Mr. Olea’s appointment as Chief Financial Officer, the Company entered into an employment agreement with Mr. Olea, effective January 12, 2022, which agreement was subsequently amended effective January 1, 2024, April 1, 2025, and January 1, 2026 (such agreement, as amended, “Mr. Olea’s Employment Agreement”). Mr. Olea’s Employment Agreement has a term expiring on December 31, 2028, unless earlier terminated. Thereafter, the term shall renew automatically for additional periods of one year, unless either party provides notice of non-renewal at least 60 days prior to the automatic renewal.

Under Mr. Olea’s Employment Agreement, as most recently amended, his annual base salary is $550,000, and (subject to achievement of performance goals established by the Compensation Committee) Mr. Olea is eligible to earn an annual cash bonus with a target amount of $825,000. If the Compensation Committee establishes a minimum overall performance goal that Mr. Olea is required to achieve to receive an annual bonus and the minimum goal is achieved, then the annual bonus for such calendar year shall be equal to at least 80% of the target, but no more than 120% of the target bonus. In addition, Mr. Olea is eligible to receive an annual long-term equity award of with an aggregated targeted grant value equal to $1,975,000 worth of restricted stock (20% time-based vesting and 80% performance-based vesting) under the Company’s 2025 Equity Incentive Plan (or a successor plan).

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

Non-Renewal of Employment Agreement

If Mr. Olea’s employment terminates due to the Company’s non-renewal of his employment agreement after the expiration of the term ending on December 31, 2028, or any subsequent one-year renewal period, the Company will pay and provide Mr. Olea, in addition to his previously accrued benefits and compensation, the following:

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

Joseph Valane

In connection with Mr. Valane’s appointment as General Counsel and Secretary, the Company entered into an employment agreement with Mr. Valane, dated December 29, 2023, and effective March 18, 2024, which agreement was subsequently amended effective April 1, 2025, and further amended effective January 1, 2026 (such agreement, as amended, “Mr. Valane’s Employment Agreement”). The initial term of Mr. Valane’s Employment Agreement expires on December 31, 2028, unless earlier terminated. Thereafter, the term shall renew automatically for additional periods of one year, unless either party provides notice of non-renewal at least 60 days prior to the automatic renewal. In connection with entering into Mr. Valane’s Employment Agreement, Mr. Valane received an initial cash bonus in the amount of $400,000. Under Mr. Valane’s Employment Agreement, as most recently amended, his annual base salary is $500,000, and he is eligible to earn an annual cash bonus in the targeted amount of $700,000 based upon the achievement of performance goals established by the Compensation Committee. If the Compensation Committee establishes a minimum overall performance goal that Mr. Valane is required to achieve to receive an annual bonus and the minimum goal is achieved, then the annual bonus for such calendar year shall be equal to at least 80% of the target, but no more than 120% of the target bonus. Mr. Valane is eligible to receive an annual long-term equity award of with an aggregated targeted grant value equal to $1,000,000 worth of restricted stock (20% time-based vesting and 80% performance-based vesting) under the Company’s 2025 Equity Incentive Plan (or a successor plan).

Mr. Valane is also subject to certain restrictive covenants regarding confidentiality, non-disparagement, non- solicitation and non-competition. The non-solicitation and non-competition covenants apply during the term of Mr. Valane’s employment and for the 12-month period following his termination for any reason. In the event Mr. Valane’s employment terminates before the expiration of the employment agreement’s term, he may be entitled to severance payments depending on the circumstances, and the severance may be enhanced if payable in connection with a Transaction (as defined in the April 2025 Employment Agreement Amendments) or change in control of the Company.

Initial Valane LTIP Award

On April 1, 2024, the Company awarded Mr. Valane an initial long-term equity incentive award (the “Initial Valane LTIP Award”) with an aggregate targeted grant value of $500,000 (based on the closing price of the Company’s common stock on April 1, 2024), consisting of 7,040 shares of restricted stock, with time-based pro-rata vesting over three years (the “Initial Valane LTIP Award”). The Initial Valane LTIP Award is subject to the terms and conditions of the Company’s 2020 Equity Incentive Plan and the applicable award agreements issued thereunder. The Initial Valane LTIP Award was subsequently adjusted to 7,945 shares in connection with the spinoff of Seaport Entertainment.

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

2026 Amendments to NEO Employment Agreements

Effective January 1, 2026, the Company entered into amendments to the employment agreements of Messrs. O’Reilly, Olea, and Valane (collectively, the “January 2026 Employment Agreement Amendments”). The January 2026 Employment Agreement Amendments modified the respective employment agreements as follows (in each case as approved by the compensation committee of the Company’s board of directors as part of its ordinary course annual compensation review process):

●	increase Mr. O’Reilly’s (i) annual target Long-Term Incentive Plan (LTIP) award amount to $5,500,000 and (ii) cash bonus target to $2,500,00;
●	increase Mr. Olea’s annual target Long-Term Incentive Plan (LTIP) award amount to $1,975,000;
●	increase Mr. Valane’s (i) annual target Long-Term Incentive Plan (LTIP) award amount to $1,000,000 and (ii) cash bonus target to $700,000; and
●	provide that, beginning in 2026, twenty percent (20%) of each annual target Long-Term Incentive Plan (LTIP) award granted to Messrs. O’Reilly, Olea and Valane will provide for pro-rata vesting over three years and the other eighty percent (80%) will provide for performance-based vesting.

Doug Johnstone

Mr. Johnstone has served in his role as President of HHC Hawaii’s region, since January 2020, and as head of national condominium development since July 2025. Mr. Johnstone is employed on an at-will basis. Mr. Johnstone is entitled to (i) an annual base salary of $575,000 (for 2025) and (ii) an annual discretionary cash bonus at a target of 100% of his base salary, subject to the applicable performance goals being achieved.

Additionally, Mr. Johnstone is eligible to receive an annual long-term equity award of up with an aggregated targeted grant value equal to 100% of his base salary (50% time-based vesting and 50% performance-based vesting) under the Company’s 2025 Equity Incentive Plan (or a successor plan).

Mr. Johnstone’s base salary increased to $600,000, effective January 1, 2026.

Andrew Davis

Mr. Davis has served in his role as Chief Operating Officer of Howard Hughes Communities, since February 2026. Previously, Mr. Davis served as HHC’s Executive Vice President, Investments and Operations. Mr. Davis is employed on an at-will basis. Mr. Davis is entitled to (i) an annual base salary of $500,000 (for 2025) and (ii) an annual discretionary cash bonus at a target of 125% of his base salary, subject to the applicable performance goals being achieved.

Additionally, Mr. Davis is eligible to receive an annual long-term equity award of up with an aggregated targeted grant value equal $1,000,000 (20% time-based vesting and 80% performance-based vesting) under the Company’s 2025 Equity Incentive Plan (or a successor plan).

Mr. Davis’s base salary increased to $550,000, effective January 1, 2026.

L. Jay Cross

As previously disclosed, the Company and Mr. Cross mutually agreed not to renew his employment agreement upon the expiration of its current term on December 1, 2025, which constitutes a non-renewal by the Company under that agreement. Mr. Cross subsequently retired and ceased to be an executive officer of the Company effective June 30, 2025. In connection with his retirement, on June 8, 2025, the Company and Mr. Cross entered into a separation and release agreement (the “Cross Separation Agreement”). Under the Cross Separation Agreement, subject to his execution and non-revocation of a release of claims in favor of the Company and his continued compliance with certain customary covenants, Mr. Cross became entitled to receive: (i) a cash payment equal to his base salary through December 1, 2025 (which totaled $317,308); (ii) a bonus payment for his service during 2025 of $1,950,000; and (iii) a discretionary cash payment of $2,300,000. In addition, 29,980 time-based restricted stock awards and options to purchase 17,208 shares of the Company’s common stock held by Mr. Cross vested in full, and 41,926 performance stock awards held by Mr. Cross remained outstanding and will continue to vest in accordance with their existing terms as if he had remained employed. The Company also agreed to reimburse Mr. Cross for the cost of COBRA coverage for continued participation in the Company’s group health plan through December 31, 2025.

Separation Benefits Plan

Mr. Johnstone and Mr. Davis are each a participant under our Separation Benefits Plan. In connection with an involuntary termination by the Company, subject to the execution and non-revocation of a release of claims in favor of the Company, Mr. Johnstone and Mr. Davis are each entitled to a lump sum payment equal to 12 weeks of continued base salary payments plus an additional four weeks of continued base salary payments for each year of employment with the Company; provided, that the maximum benefit paid under the Separation Benefits Plan may not exceed an amount equal to 52 weeks of base salary payments. The maximum severance payment under this plan was $307,000 in 2025.

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

PAY RATIO DISCLOSURE

We determined that the 2025 annual total compensation of the median of all our employees who were employed as of December 31, 2025 (other than the CEO) was $132,130. Mr. O’Reilly’s annual total compensation for 2025 was $7,826,778. Based on this information, for 2025, the ratio of the compensation of our CEO to the median annual total compensation of all other employees was approximately 59 to 1.

To identify the median compensated employee, we used Box 5, W-2 data for all individuals employed as of December 31, 2025, annualizing this data for those employees who joined the Company in 2025.

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

Several of our peers are real estate investment trusts (“REITs”) whose operations directly compare to our operating assets segment only and not to our master planned community segment or strategic development segment. The Compensation Committee retains flexibility to adjust executive compensation based on our objectives of building our Company and creating stockholder value. The Compensation Committee will continue to evaluate competition for talent and the makeup of the Company’s peers as we continue our transformation into a diversified holding company, including following the consummation of the Vantage acquisition

Because the implementation of the Company’s business strategy requires long-term commitments on the part of our NEOs, and because competition for top talent is intense in the Company’s industry, retention of our talented core of executives is a key objective of the compensation program.

The compensation program is designed to reward our NEOs for attaining established goals that require the dedication of their time, effort, skills and business experience to drive the success of the Company and the maximization of stockholder value.

For fiscal 2025, annual performance is rewarded through annual incentive awards and is based on the Company’s operational performance and financial results and the individual NEO’s contribution to those results. NEO performance is judged against specific, predetermined financial and strategic goals established by the Compensation Committee. In addition, approximately 25% of the annual incentive award is based on a subjective performance evaluation.

We use equity incentive awards as a recruitment and retention incentive and to align the interests of our NEOs with stockholder interests. In fiscal 2025, the Compensation Committee granted awards under our 2020 Equity Incentive Plan (which was succeeded by our 2025 Equity Incentive Plan upon approval by our stockholders at our 2025 Annual Meeting). Performance is a key component of our long-term equity incentive program.

Effective January 2026, the Compensation Committee agreed to an increase to (i) Mr. O’Reilly’s Annual LTIP Award (as defined in the O’Reilly Employment Agreement) from $4,500,000 to $5,500,000; (ii) Mr. Olea’s Annual LTIP Award (as defined in the Olea Employment Agreement) from $1,350,000 to $1,975,000; and (iii) Mr. Valane’s Annual LTIP Award (as defined in the Valane Employment Agreement) from $750,000 to $1,000,000.

From March 2023 through 2025, the Compensation Committee used net asset value (“NAV”) growth as the sole metric for the performance- based component of our annual long-term equity awards to all employees. The Committee believes that NAV growth is a key fundamental indicator of the Company’s long-term value appreciation and that its use as a performance metric incentivizes strategic capital allocation, and will continue use NAV growth as the sole performance metric for performance-based awards issued to Howard Hughes Communities employees going forward other than Messrs. O’Reilly, Olea, Valane, and Davis. Beginning in 2026, performance-based awards issued to these four individuals will be based on absolute cumulative total stockholder return in light of the Company’s transformation into a diversified holding company.

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

The Compensation Committee reviews internal evaluations of the NEOs, and certain other executive officers and market data provided by management and its compensation consultant, Meridian Compensation Partners, LLC (“Meridian”). The Compensation Committee

believes that NEO compensation for 2025 reflects an appropriate allocation of compensation between salary, annual incentive compensation and long-term equity compensation.

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

The scope of Meridian’s work included the following items in connection with 2025 compensation:

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

Compensation Committee Risk Assessment

The Compensation Committee’s annual review and approval of the Company’s compensation strategy includes a review of compensation-related risk. In this regard, the Compensation Committee annually considers the relationship between the Company’s overall compensation policies and practices for employees, including executive officers, and risk, including whether such policies and practices give rise to risks that would be reasonably likely to have a material adverse effect on the Company. Based on this review in 2025, the Compensation Committee concluded that there are no compensation-related risks that are reasonably likely to have a material adverse effect on the Company.

Market Review and Compensation Peer Group

For 2025 NEO performance, the Compensation Committee compared our executive compensation program with competitive market information regarding salary and incentive awards and programs. The purpose of this analysis is to provide a beginning reference point in evaluating the reasonableness and competitiveness of our executive compensation within the real estate development and operating industry and to ensure that our compensation program is generally comparable to companies of similar size and scope of operations.

Market pay levels are obtained from various sources, including published compensation surveys and information taken from SEC filings of 14 public companies recommended and benchmarked by Meridian and reviewed by the Compensation Committee. The Compensation Committee may also consider compensation paid at private real estate and investment companies and larger real estate companies as additional context but does not benchmark NEO compensation against them. The following companies constituted the benchmarking peer group analyzed by Meridian and provided to the Compensation Committee for purposes of its review and consideration of the 2025 compensation decisions approved for our NEOs:

Peer Group

● Camden Property Trust	● JBG SMITH Properties	● Tri Pointe Homes, Inc.
● Brixmor Property Group Inc.	● Kilroy Realty Corporation	● Regency Centers Corporation
● Cousins Properties Incorporated	● Meritage Homes Corporation	● Toll Brothers, Inc.
● Douglas Emmett, Inc.	● Mid-America Apartment Communities, Inc.	● UDR, Inc.
● Federal Realty Investment Trust	● Taylor Morrison Home Corporation

The peer group consists of the same companies reviewed in 2024, with the exceptions of: (i) the removals of (a) Highwoods Properties, Inc., (b) Hudson Pacific Properties, Inc., and (c) Beazer Homes USA, Inc.; and (ii) the additions of (x) Taylor Morrison Home Corporation, and (y) JBG SMITH Properties.

Employment Agreements

Each of Messrs. O’Reilly, Olea, and Valane have employment agreements with the Company. Mr. Cross also had such an agreement prior to retiring from the Company on June 30, 2025. These agreements provide for a minimum annual base salary, target annual incentive compensation under plans approved by the Compensation Committee, as well as severance and other benefits. The Compensation Committee approved the terms of the employment agreements based upon (a) its assessment of the terms necessary to retain highly qualified executives, and (b) arm’s-length negotiations with each of these executives. For a description of the material terms of these employment agreements and employment arrangements, see “Executive Compensation – Employment Agreements and Arrangements with the NEOs.”

Mr. Johnstone commenced his employment with the Company in November 2012. Mr. Johnstone served as HHC’s President, Hawaii Region from January 2020 to June 2025, and has served as HHC’s President, Hawaii Region & National Condominium Development since July 2025. Mr. Johnstone is employed on an at-will basis.

Mr. Davis commenced his employment with the Company in May 2011. Mr. Davis served as Senior Vice President, Head of Investments from February 2021 to December 2024, Executive Vice President, Head of Investments and Operations from December 2024 to January 2026, and has served as HHC’s Chief Operating Officer since February 2026. Mr. Davis is employed on an at-will basis.

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
● Align interests of executives with those of our-stockholders
● Retain executives through long-term vesting
● Provide stockholder-aligned wealth accumulation opportunities
● Deferred Compensation	● 401(k) plan, non-qualified deferred compensation plan	● Provide tax-deferred methods for general savings and retirement

We also provide other general benefits and limited perquisites.

Compensation Decisions

Consistent with the Compensation Committee’s compensation philosophy and objectives, the following sets forth the 2025 compensation decisions that were approved for our NEOs, as reflected in the Summary Compensation Table above:

David O’Reilly

●	Base Salary: $1,000,000
●	Annual Incentive Compensation: $2,100,000
●	Long-Term Equity Incentives: $4,677,785

L. Jay Cross

●	Base Salary: $377,885
●	Annual Incentive Compensation: —
●	Long-Term Equity Incentives: $2,390,973

Carlos Olea

●	Base Salary: $550,000
●	Annual Incentive Compensation: $990,000
●	Long-Term Equity Incentives: $1,403,335

Joseph Valane*

●	Base Salary: $500,000
●	Annual Incentive Compensation: $600,000
●	Long-Term Equity Incentives: $779,631

Doug Johnstone

●	Base Salary: $574,808*
●	Annual Incentive Compensation: $625,000**
●	Long-Term Equity Incentives: $623,705

Andrew Davis

●	Base Salary: $499,514***
●	Annual Incentive Compensation: $625,000**
●	Long-Term Equity Incentives: $779,631
*	Mr. Johnstone’s base salary increased to $600,000, effective January 1, 2026.
**	Neither Mr. Johnstone nor Mr. Davis participates in the other NEOs’ annual incentive compensation program.
***	Mr. Davis’s base salary increased to $550,000, effective January 1, 2026.

Base Salary

The Compensation Committee determines the annual base salary for each NEO. Any increases in base salary are expected to be determined based on scope of responsibilities, level of experience and sustained performance with the Company, as well as internal and market comparisons. In setting base salaries for the NEOs, the Compensation Committee seeks to provide a reasonable level of fixed compensation that is competitive with base salaries for comparable positions at similar companies. The base salaries of our NEOs as of December 31, 2024 and 2025 were as follows:

		2024 Base	2025 Base
		Salary	Salary	Base Salary
Name	Title	($)	($)	Change
David O’Reilly	Chief Executive Officer	1,000,000	1,000,000	No Change
L. Jay Cross*	Former President	750,000	750,000	No Change
Carlos A. Olea	Chief Financial Officer	550,000	550,000	No Change
Joseph Valane	General Counsel & Secretary	500,000	500,000	No Change
Doug Johnstone	President, Hawaii Region & National Condominium Development	550,000	575,000	25,000
Andrew Davis	Chief Operating Officer	**	500,000	**
*	Mr. Cross ceased to be an executive officer of, and retired from, the Company effective June 30, 2025.
**	Mr. Davis did not serve as a named executive officer in 2024.

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

The employment agreements with each of our NEOs provide that each officer is eligible to receive an annual incentive award. The target amount of each annual incentive award is set forth in the NEO’s employment agreement or letter agreement, as applicable. The annual incentive compensation opportunity for each of the NEOs under their current respective employment agreements with the Company is set forth below, other than Messrs. Davis and Johnstone, who do not have employment agreements with the Company and instead participates in the Company’s general annual incentive plan.

David O’Reilly

●	Target annual bonus of $1,750,000 (ranging as applicable from a threshold value of maximum value of 120% of target).

Carlos A. Olea

●	Target annual bonus of $825,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

Joseph Valane

●	Target annual bonus of $500,000 (ranging as applicable from a threshold value of 80% of target to a maximum value of 120% of target).

David O’Reilly; Carlos Olea; and Joseph Valane – 2025 Annual Incentive

The metrics approved under our 2025 annual incentive program applicable to Messrs. O’Reilly, Olea, and Valane were directly linked to our operating performance, with approximately 75% of the annual incentive earned based on achievement of the goals described in the table below, and the remaining approximately 25% based on individual performance as evaluated by the Compensation Committee. For purposes of our 2025 annual incentive program, the Compensation Committee began with the Company’s reported GAAP results and the non-GAAP measures we disclose in our periodic reports, including Operating Assets NOI, MPC EBT, condominium gross profit and Cash G&A. To better align the compensation metrics with the Board-approved budget and underlying operating performance, the Compensation Committee then applied limited, defined adjustments appropriate for assessing management’s controllable performance. For 2025, Cash G&A was adjusted to exclude Pershing Square fees, Vantage acquisition costs, and severance costs associated with headcount reductions. Condominium gross profit was adjusted to reflect the timing of closings for the final Victoria Place units by adding back $3.9 million of profit recognized in 2024 to align with the 2025 budget. In addition, the Operating Assets NOI and MPC EBT measures used by the Committee were based on internal results available when incentive compensation was determined and differed from the final audited amounts only immaterially. For 2025, the Compensation Committee approved the following financial metrics and strategic goals with respect to the 75% objective portion under our annual incentive program for Messrs. O’Reilly, Olea, and Valane:

			Percentage
Financial Metric	Target	Actual	Achieved
Operating Assets NOI(1)	$247,011,000	$261,578,000	106%
MPC Earnings Before Taxes (MPC EBT) (GAAP)(1)	$472,412,000	$470,504,000	101%
Condominium Gross Profit(1)	$3,591,000	$4,662,000	130%

			Favorable/
Financial Metric	Target	Actual	(Unfavorable)
Achieve Budgeted Corporate Cash G&A(1)	$81,340,000	$69,055,000	15%

		Percentage
Strategic Goals	Actual	Achieved
Delivery of strategic developments on-time and on-budget	Completed and delivered five new development projects in 2025, including 1 Riva Row, the Grogan’s Mill redevelopment, One Bridgeland Green, Village Green at Bridgeland Central, and the Ulana condominium tower in Ward Village	110%
Acceleration of the Pre-Development Process	Restructured processes for Capital Allocations Committee (CAC) and expedited and consistent design review. Out of seven projects in pre-development, six met or exceeded their milestone targets, with only one project being placed on hold for re-evaluation based on market conditions.	110%
Continued improvement of sustainability and social metrics	Reduced emissions by 10% year-over- year, keeping us on track to achieve our target of reducing Scope 1 and 2 emissions by 46.2% by 2030; achieved a GRESB score of 86, ranking first in peer group; achieved or on target to achieve LEED Gold status on 4 of 8 ground-up development projects; achieved ENERGY STAR certification on 25% of our Operating Asset portfolio, meeting target for the year.	110%
(1)	The financial measures shown in this table are derived from the Company’s GAAP results and from non-GAAP performance measures, adjusted to reflect the Compensation Committee determinations described above, and the target and actual results shown reflect the performance measures used by the Compensation Committee when determining incentive payouts, based on internal results available at that time. Final audited GAAP and non-GAAP results, and reconciliations of the underlying non-GAAP measures to the most directly comparable GAAP measures, are included in Annex A and in our Annual Report on Form 10-K for the year ended December 31, 2025.

The Compensation Committee chose these measures because it believes that they motivate our NEOs to drive Company growth and to execute our business plan.

With respect to performance for fiscal 2025, the Compensation Committee considered that MPC EBT performance was exceptional, achieving approximately 101% of the goal for 2025, and that the Operating Assets NOI goal achieved 106% of the goal for 2025. The Compensation Committee also noted that Company achieved 130% of the 2025 goal for Condominium Profit. With respect to budgeted corporate cash G&A, the result (15% favorable) was also excellent and reflected management’s continued successful efforts to monitor costs across the Company. The Compensation Committee also considered each NEO’s key performance achievements.

Therefore, the Compensation Committee believed it was appropriate to award: (i) Mr. O’Reilly an annual incentive award equal to 120% of his target bonus opportunity; (ii) Mr. Olea an annual incentive award equal to 120% of his target bonus opportunity; and (iii) Mr. Valane an annual incentive award equal to 120% of his target bonus opportunity. Accordingly, for fiscal 2025 performance: Mr. O’Reilly received an annual cash bonus of $2,100,000; Mr. Olea received an annual cash bonus of $990,000; and Mr. Valane received an annual cash bonus of $600,000.

Doug Johnstone – 2025 Annual Incentive

Mr. Johnstone does not participate in the same annual cash bonus program as described above. Instead, Mr. Johnstone participates in the Company’s general annual incentive plan in which all corporate employees (other than the other NEOs) are eligible. Annual cash bonuses under that general program are recommended by the CEO based on evaluation of objective and subjective measures and approved by the Compensation Committee. For performance in fiscal 2025, Mr. Johnstone received an annual incentive award equal to 109% of his target amount for his fiscal 2025 performance. Accordingly, Mr. Johnstone received an annual cash bonus of $625,000. This amount is reflected in the “Bonus” column of the “Summary Compensation Table” above.

Andrew Davis – 2025 Annual Incentive

Mr. Davis does not participate in the same annual cash bonus program as described above. Instead, Mr. Davis participates in the Company’s general annual incentive plan in which all corporate employees (other than the other NEOs) are eligible. Annual cash bonuses under that general program are recommended by the CEO based on evaluation of objective and subjective measures and approved by the Compensation Committee. For performance in fiscal 2025, Mr. Davis received an annual incentive award equal to 100% of his target amount for his fiscal 2025 performance. Accordingly, Mr. Davis received an annual cash bonus of $625,000. This amount is reflected in the “Bonus” column of the “Summary Compensation Table” above.

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

		Time-
	Performance-	Based
	Based Shares	Shares	Total
Name of Executive Officer	(#)	(#)	(#)
David O’Reilly (Annual Grant)	29,640	29,640	59,280
L. Jay Cross (Annual Grant)	15,150	15,150	30,030
Carlos Olea (Annual Grant)	8,892	8,892	17,784
Joseph Valane (Annual Grant)	4,940	4,940	9,880
Andrew Davis (Annual Grant)	4,940	4,940	9,880
Doug Johnstone (Annual Grant)	3,952	3,952	7,904

Restricted Stock Grants

The Company believes that restricted stock grants provide a long-term equity opportunity that is competitive in the Company’s industry and serves as a retention tool. The grants to all employees have historically been evenly divided between performance and time vesting shares. From March 2023 through 2025, 50% of the restricted stock awards granted to each NEO under our general annual equity award program were performance-based and eligible to cliff-vest after three years upon the achievement of net asset value growth metrics. Beginning in 2026, 80% of restricted stock awards granted to certain NEOs (including our CEO, CFO, COO and General Counsel) under our general annual equity award program will be performance based and eligible to cliff-vest after three years upon the achievement of specified cumulative total stockholder return (“TSR”) growth percentages over the same period The Company believes that the performance targets set for our NEOs are challenging and appropriate. The Company also believes that the long-term vesting component of the restricted stock aligns management’s interest with the long-term performance of the Company.

The amounts of restricted stock granted in early 2025 to Messrs. O’Reilly, Cross, Olea, Valane, Davis, and Johnstone were based on numerous factors, including the Compensation Committee’s evaluation of our prior-year performance and the individuals’ respective contributions to their primary areas of oversight. Based on our fiscal 2024 performance and the Compensation Committee’s overall evaluation of the individual 2024 performance of each eligible NEO, the Compensation Committee determined that (a) Mr. O’Reilly should receive an annual long-term equity incentive in an amount equal to 113% of the target amount set forth in his employment agreement, (b) each of Messrs. Cross, Olea and Valane should receive an annual long-term equity incentive in an amount equal to the target amounts set forth in their respective employment agreements; and (c) Mr. Johnstone should receive an annual long-term equity incentive in an amount equal to 120% of his target amount of 100% of his base salary. In recognition of his exceptional contributions to the Company in 2024, Mr. Davis was awarded an annual long-term equity incentive in an amount equal to 343% of his target amount of 50% of his base salary.

The performance-based shares are eligible to cliff-vest as shown in the table below on December 31, 2027. Vesting is based on the Company’s adjusted NAV growth over a three-year term. The Company’s adjusted NAV of $113.00 as of December 31, 2024, as determined by an independent third-party consultant, and approved by the Compensation Committee, will be used as the beginning amount for calculating NAV growth. The ending price for calculating NAV growth will be the adjusted NAV of the Company as of December 31, 2027, as determined by an independent third-party consultant and approved by the Compensation Committee.

For each award of performance-based shares to Messrs. O’Reilly, Cross, Olea, Valane, Johnstone, and Davis in early 2025, a vesting percentage target shall be deemed satisfied if the average annual adjusted NAV/share growth rate over the measurement period is equal to or higher than the applicable threshold, in accordance with the vesting schedule below:

	End Date
	Adj.
Target Average Annual Adjusted NAV/Share Growth Rate	NAV/Share	Vesting %
0.00% to 5.99%	$133.33 or below	0%
6.00% to 8.99%	$133.34	100%
9.00% to 11.99%	$143.51	150%
12.00% and above	$153.68	200%

The time-based shares granted to each of our NEOs in February 2025 vest ratably over an approximately three-year period. The first one-third (1/3) tranche of each time-based award vested on February 3, 2026 (the first anniversary of the date of the grant), and the remaining one-third (1/3) tranches vest on December 31, 2026, and December 31, 2027 (in each case, generally subject to continued employment on the applicable vesting date).

Other Components of Compensation

Deferred Compensation Plan – The Company provides a deferred compensation plan to the NEOs and other highly compensated employees to provide tax-deferred methods for general savings and retirement. Although the Company has the flexibility to make discretionary contributions to the deferred compensation plan, it has not made any such contributions.

Employee Benefits – The Company provides health, life, and other insurance benefits to its NEOs on the same basis as its other full-time employees. The Company does not provide its executives and other employees with defined benefit pension benefits, supplemental retirement benefits, or post-retirement welfare benefits.

Severance Benefits – We provide certain severance benefits to our NEOs under their respective employment agreements, and, for Mr. Davis and Mr. Johnstone, their respective offer letters and under The Howard Hughes Management Co. LLC Separation Benefits Plan (as amended and restated, the “Separation Benefits Plan”). For additional information regarding the employment agreements and arrangements with the Company’s NEOs, see “Executive Compensation – Employment Agreements and Arrangements with the NEOs” and “Potential Payments Upon Termination or Change in Control.” The Compensation Committee believes that these benefits are necessary and appropriate to attract and retain qualified NEOs given that these benefits are generally made available by other companies and that the change in control benefits help to ensure that the NEOs are able, as a practical matter, to evaluate any potential change in control transaction objectively and to appropriately encourage NEOs to remain employed by the Company in the event a change in control becomes a real possibility.

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

Stock Ownership Guidelines (Senior Executives)

The Company has adopted stock ownership requirements for our CEO, CFO and General Counsel & Secretary to encourage such executives to hold a meaningful stake in the Company and thereby demonstrate the alignment of their interests with those of the stockholders. The Company uses the following methodology for the purpose of determining the level of stock ownership: (1) vested and unvested time-based restricted stock is valued at its current fair market price; (2) unvested performance-based restricted stock is valued at the current fair market price of the threshold vesting level; and (3) stock options granted by the Company are not valued (whether currently exercisable or in the money/out-of-the-money). The requirements also provide that until an executive has met the required level of ownership, such executive is required to retain the after-tax value of common shares received on the exercise of options or warrants and the lapsing of restrictions on common restricted shares. In addition, the Company allows a five-year grace period to reach the ownership requirement with respect to any promotions or newly hired executives. As of April 6, 2026, our NEOs who are subject to the policy are within the grace period for doing so and therefore in compliance with our policy. The requirements are expressed as a multiple of base salary as follows:

Position	Multiple of Base Salary
● Chief Executive Officer	● 5x
● Chief Financial Officer	● 3x
● General Counsel & Secretary	● 2x

Compensation Committee Interlocks and Insider Participation

Messrs. Flatto, Hakim, Sellers, Williams and Ms. Tighe served on the Compensation Committee in 2025. Mr. Hakim served as a member of the Compensation Committee from May 2024 until May 2025. Mr. Williams joined the Compensation Committee in June 2025. None of the members of the Compensation Committee is or has been an officer or an employee of the Company. In addition, during 2025, none of the Company’s executive officers served on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that had one or more executive officers serving on the Board or the Company’s Compensation Committee.

Compensation Committee Report on Executive Compensation

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Annual Report.

THE COMPENSATION COMMITTEE

R. Scot Sellers,

Chair

Mary Ann Tighe

Anthony Williams

2025 DIRECTOR COMPENSATION

ANNUAL COMPENSATION

The table below summarizes the Company’s non-employee director compensation program.

	Total
Board Service:
Annual Retainer ($145,000 Restricted Stock Award and $75,000 Cash)	$220,000
Annual Board Chair Retainer	$150,000
Annual Presiding Director Retainer	$50,000
Committee Service:
Annual Audit Committee Chair Retainer	$30,000
Annual Audit Committee Member Retainer	$15,000
Annual Compensation Committee Chair Retainer	$20,000
Annual Compensation Committee Member Retainer	$10,000
Annual N&CG Committee Chair Retainer	$15,000
Annual N&CG Committee Member Retainer	$10,000
Annual Risk Committee Chair Retainer	$15,000	(1)
Annual Risk Committee Member Retainer	$10,000
Annual Technology Committee Chair Retainer	$15,000
Annual Technology Committee Member Retainer	$10,000
Special Committee Chair Retainer	$100,000
Special Committee Member Retainer	$75,000
(1)	The Risk Committee was dissolved in June 2025.

Under the Company’s director compensation program, the annual retainer for Board service is payable $145,000 in restricted stock and $75,000 in cash. A director may elect to receive up to all his or her cash retainer in restricted stock. The restricted stock vests on the earlier of the next annual meeting of stockholders or June 1 in the following calendar year (but not less than 50 weeks).

The Board Chair retainer is $150,000, of which $100,000 is paid in the form of restricted stock, with the remaining $50,000 payable in cash or restricted stock at the Chair’s option. The $50,000 Presiding Director retainer (if applicable) is paid in cash or restricted stock at the Presiding Director’s option.

The $100,000 Special Committee Chair retainer and $75,000 Spinoff Special Committee member retainer were each paid in cash to the directors that served on the independent special committee in connection with the May 2025 purchase of common stock by Pershing Square and related agreements with Pershing Square. Mr. Sellers served as chair of the Special Committee; current directors Mr. Williams and Mr. Eun and former directors Dana Hamilton, Beth Kaplan and Steven Shepsman served as members of such committee.

Ms. Panuccio and Mr. Lachman joined the Board upon their election at the 2025 Annual Meeting of Stockholders, which was held on September 30, 2025. Upon their election, each received a $145,000 restricted stock award and receives quarterly cash payments for their service on the Board and applicable committees at the same rate as the other directors.

The Company also reimburses directors for all expenses incurred in attending Board and Board committee meetings, and up to $10,000 per year in education and training expenses. A director who is, or becomes, an employee of the Company does not receive additional compensation for serving as a director.

DIRECTOR COMPENSATION TABLE

The table below sets forth the compensation earned by each of the Company’s non-employee directors during 2025.

	Fees Earned or Paid	Restricted Stock
	in Cash	Awards	Total
Name(1)	($)(2)	($)(3)	($)
William Ackman(4)	—	—	—
Adam Flatto(5)	53,000	—	53,000
David Eun(12)	177,500	145,000	322,500
Ben Hakim(6)	—	—	—
Ryan Israel(7)	—	—	—
Dana Hamilton(8)	85,000	—	85,000
Beth Kaplan(13)	200,516	—	200,516
Thom Lachman	47,500	145,000	—
Allen Model(9)	30,000	—	30,000
Susan Panuccio	52,500	145,000	197,500
R. Scot Sellers(10)(11)(12)	240,000	145,000	385,000
Steven Shepsman(14)	209,266	—	209,266
Mary Ann Tighe	95,000	145,000	240,000
Anthony Williams(15)	180,000	145,000	325,000
Jean-Baptiste Wautier(16)	50,000	145,000	195,000
(1)

David O’Reilly, a director and Chief Executive Officer of the Company, is not included in this table because he is an employee of the Company and received no additional compensation for his service as a director. The compensation earned by Mr. O’Reilly as an employee of the Company during 2025 is shown below under “Executive Compensation – Summary Compensation Table.”

(2)

Ms. Tighe and Mr. Sellers elected to receive $75,000 of their annual cash retainer in the form of a restricted stock award. Mr. Sellers elected to receive his $50,000 annual cash retainer for service as Presiding Director in the form of a restricted stock award.

(3)

Represents the aggregate grant date fair value of restricted stock granted to the Company’s non-employee directors (exclusive of amounts described in footnote 2 above). The dollar amounts were computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 (“ASC 718”), Compensation – Stock Compensation, and exclude the effect of estimated forfeitures. As of December 31, 2025, the number of shares of restricted stock held by each of the non-management directors was as follows: Mr. Eun (2,094), Mr. Lachman (2,464), Ms. Panuccio (2,464), Mr. Sellers (3,898), Ms. Tighe (3,176), Mr. Wautier (2,094), and Mr. Williams (2,094). As noted above, the numbers in this column do not include annual cash retainers that certain directors elected to take in restricted stock.

(4)	Mr. Ackman has waived all compensation relating to his service as a director and Executive Chairman of the Company and was not awarded any equity compensation.
(5)

Mr. Flatto received fees for serving as Chair of the Compensation Committee and a member of the Nominating and Corporate Governance Committee for the first and second quarters of 2025. Mr. Flatto left the Board in May 2025.

(6)	Mr. Hakim has waived all compensation relating to his service as a director of the Company and has not been awarded any equity compensation.
(7)

Mr. Israel joined the Board in May 2025. Mr. Israel has waived all compensation relating to his service as a director and Chief Investment Officer of the Company and has not been awarded any equity compensation.

(8)	Ms. Hamilton received fees for serving on the Board, Technology Committee, and Risk Committee in the first and second quarters of 2025. Ms. Hamilton left the Board in May 2025.
(9)	Mr. Model left the Board in May 2025. Mr. Model received fees for his service as Chair of the Risk Committee for the first and second quarters of 2025 prior to the dissolution of such committee.
(10)	Mr. Sellers received fees for his service as Presiding Director in the third and fourth quarter of 2025.
(11)

Mr. Sellers received fees for his service as a member of the Compensation Committee for the first and second quarters of 2025 and as Chair of the Compensation Committee for the third and fourth quarters of 2025.

(12)

Mr. Eun joined the Audit Committee in June 2025. Mr. Eun received fees for his service as a member of the Risk Committee for the first and second quarters of 2025 prior to the dissolution of such committee.

(13)

Ms. Kaplan left the Board in September 2025. Ms. Kaplan was paid an amount in cash equal to approximately $43,016 in lieu of her annual equity award upon her departure from the Board, which amount was prorated based on Ms. Kaplan’s time served as director during the 2025-2026 service year.

(14)

Mr. Shepsman left the Board in September 2025. Mr. Shepsman received fees for his service as Chair of the Audit Committee for the first three quarters of 2025 and as a member of the Risk Committee for the first and second quarters of 2025. Mr. Shepsman was paid an amount in cash equal to approximately $43,016 in lieu of his annual equity award upon his departure from the Board, which amount was prorated based on Mr. Shepsman’s time served as director during the 2025-2026 service year.

(15)	Mr. Williams served as Chair of the Nominating and Corporate Governance Committee for the second half of 2025.
(16)	Mr. Wautier joined the Board in May 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Securities

The tables below provide information regarding the beneficial ownership of the Company’s common stock as of April 22, 2026, by:

●	each director and director nominee of the Company;
●	each of the named executive officers set forth in the Summary Compensation Table below;
●	all directors and executive officers as a group; and
●	each beneficial owner of more than 5% of the Company’s common stock.

The table below lists the number and percentage of shares beneficially owned based on 59,624,689 shares of common stock outstanding as of April 22, 2026. Beneficial ownership is determined in accordance with SEC rules and regulations. Unless otherwise indicated and subject to community property laws where applicable, the Company believes each stockholder named in the table below has sole voting and investment power with respect to the shares indicated as beneficially owned.

DIRECTORS AND EXECUTIVE OFFICERS

	Amount and
	Nature of
	Beneficial
Name of Beneficial Owner	Ownership	Percentage
William Ackman(1)	27,852,064	46.9%
David Eun(2)	6,430	*
Ben Hakim(3)	29	*
Ryan Israel(4)	970	*
Thom Lachman(5)	2,464	*
Jean-Baptiste Wautier(2)	2,094	*
R. Scot Sellers(2)	67,517	*
Susan Panuccio(5)	2,464	*
Mary Ann Tighe(2)(6)	47,576	*
Anthony Williams(2)	8,102	*
David O’Reilly(7)	227,439	*
Andrew Davis(8)	31,530	*
Carlos Olea(9)	67,055	*
Joseph Valane(10)	29,209	*
Doug Johnstone(11)	26,839	*
All directors and executive officers as a group (21 persons)	28,457,258	47.7%
*	Less than 1%.
(1)	Mr. Ackman, who is a director of the Company, may be deemed to be the beneficial owner of the 27,852,064 shares by virtue of his position as Chief Executive Officer of Pershing Square, the investment advisor to the Pershing Square Funds (as defined below) and as managing member of PS Management GP, LLC, a Delaware limited liability company (“PS Management”), the general partner of Pershing Square. Pershing Square’s principal business is to serve as investment advisor to certain affiliated funds, including Pershing Square, L.P., a Delaware limited partnership (“PS”), Pershing Square International, Ltd., a Cayman Islands exempted company (“PS International”), and Pershing Square Holdings, Ltd, a limited liability company incorporated in Guernsey (“PSH” and together with PS and PS International, the “Pershing Square Funds”). Mr. Ackman disclaims beneficial ownership of these except to the extent of his pecuniary interest therein.
(2)	Includes shares of restricted stock for which the following directors have sole voting power, but no dispositive power: Mr. Eun (2,094), Mr. Sellers (3,898), Ms. Tighe (3,176), Mr. Williams (2,094), and Mr. Wautier (2,094). These shares of restricted stock are expected to vest on the earlier of the 2026 annual meeting of stockholders or June 1, 2026.

(3)	Mr. Hakim is a Partner at Pershing Square, the investment advisor to the Pershing Square Funds (as defined below) and as managing member of PS Management GP, LLC, a Delaware limited liability company (“PS Management”), the general partner of Pershing Square. Pershing Square’s principal business is to serve as investment advisor to the Pershing Square Funds. Mr. Hakim disclaims beneficial ownership of the 27,852,064 shares held by Pershing Square Funds.
(4)	Mr. Israel is Chief Investment Officer at Pershing Square, the investment advisor to the Pershing Square Funds and as managing member of PS Management, the general partner of Pershing Square. Pershing Square’s principal business is to serve as investment advisor to the Pershing Square Funds. Mr. Israel disclaims beneficial ownership of the 27,852,064 shares held by Pershing Square Funds.
(5)	Includes shares of restricted stock for which the following directors have sole voting power, but no dispositive power: Mr. Lachman (2,464) and Ms. Panuccio (2,464). These shares of restricted stock are expected to vest on the earlier of the 2026 annual meeting of stockholders or October 24, 2026 (but not less than 50 weeks).
(6)	Includes 13,495 shares that were purchased by Ms. Tighe’s husband. By virtue of this relationship, Ms. Tighe may be deemed to be the beneficial owner of such shares.
(7)	Includes: (a) 16,942 shares of performance-based restricted stock granted to Mr. O’Reilly in March 2023 for which he has sole voting power, but no dispositive power; (b) 6,503 shares of time-based restricted stock granted and 19,010 shares of performance-based restricted stock to Mr. O’Reilly in February 2024 for which he has sole voting power, but no dispositive power; (c) 19,859 shares of time-based restricted stock and 29,640 shares of performance-based restricted stock granted to Mr. O’Reilly in February 2025 for which he has sole voting power, but no dispositive power; (d) 13,492 shares of time-based restricted stock and 53,966 shares of performance-based restricted stock granted to Mr. O’Reilly in February 2026 for which he has sole voting power, but no dispositive power; and (e) 19,358 shares underlying options expiring on November 30, 2030.
(8)	Includes: (a) 3,011 shares of performance-based restricted stock granted to Mr. Davis in March 2023 for which he has sole voting power, but no dispositive power; (b) 2,751 shares of performance-based restricted stock granted to Mr. Davis in January 2024 for which he has sole voting power, but no dispositive power; (c) 3,310 shares of time-based restricted stock and 4,940 shares of performance-based restricted stock granted to Mr. Davis in February 2025 for which he has sole voting power, but no dispositive power; and (d) 2,498 shares of time-based restricted stock and 9,994 shares of performance- based restricted stock granted to Mr. Davis in February 2026 for which he has sole voting power, but no dispositive power.
(9)	Includes: (a) 7,153 shares of performance-based restricted stock granted to Mr. Olea in March 2023 for which he has sole voting power, but no dispositive power; (b) 2,388 shares of time-based restricted stock and 6,979 shares of performance- based restricted stock granted to Mr. Olea in February 2024 for which he has sole voting power, but no dispositive power; (c) 5,958 shares of time-based restricted stock and 8,892 shares of performance-based restricted stock granted to Mr. Olea in February 2025 for which he has sole voting power, but no dispositive power; and (d) 4,047 shares of time-based restricted stock and 16,190 shares of performance-based restricted stock granted to Mr. Olea in February 2026 for which he has sole voting power, but no dispositive power.
(10)	Includes: (a) 5,332 shares of time-based restricted stock granted to Mr. Valane in April 2024 for which he has sole voting power, but no dispositive power; (b) 3,310 shares of time-based restricted stock and 4,940 shares of performance-based restricted stock granted to Mr. Valane in February 2025 for which he has sole voting power, but no dispositive power; and (c) 2,249 shares of time-based restricted stock and 8,994 shares of performance-based restricted stock granted to Mr. Valane in February 2026 for which he has sole voting power, but no dispositive power.
(11)	Includes: (a) 2,314 shares of performance-based restricted stock granted to Mr. Johnstone in March 2023 for which he has sole voting power, but no dispositive power; (b) 1,118 shares of time-based restricted stock and 3,268 shares of performance- based restricted stock granted to Mr. Johnstone in January 2024 for which he has sole voting power, but no dispositive power; (c) 2,648 shares of time-based restricted stock and 3,952 shares of performance-based restricted stock granted to Mr. Johnstone in February 2025 for which he has sole voting power, but no dispositive power; and (d) 3,904 shares of time-based restricted stock and 3,904 shares of performance-based restricted stock granted to Mr. Johnstone in February 2026 for which he has sole voting power, but no dispositive power.

FIVE PERCENT HOLDERS

The following table sets forth information regarding the number and percentage of shares of common stock held by all persons and entities, other than directors and officers of the Company, known by the Company to beneficially own 5% or more of the Company’s outstanding common stock. The information regarding beneficial ownership of common stock by each entity identified below is included in reliance on a report filed by the entity with the SEC, except that the percentage is based upon the Company’s calculations made in reliance upon the number of shares reported to be beneficially owned by the entity in such report and 59,624,689 shares of common stock outstanding on April 22, 2026.

	Amount and Nature of
Name and Address of Beneficial Owner	Beneficial Ownership	Percent
Pershing Square Holdco, L.P.(1) 787 Eleventh Avenue 9th Floor New York, NY 10019	27,852,064	46.7%
The Vanguard Group(2) 100 Vanguard Boulevard Malvern, Pennsylvania 19355	0	0
(1)	According to a Schedule 13D/A filed by (i) Pershing Square Capital Management, L.P., (ii) Pershing Square Holdco, L.P., (iii) Pershing Square Holdco GP, LLC, (iv) PS Holdco GP Managing Member, LLC; and (v) William Ackman (collectively, the “Pershing Reporting Persons”) with the SEC on December 19, 2025. The Pershing Reporting Persons share voting and investment power with respect to these shares.
(2)	According to a Schedule 13G/A filed on March 27, 2026, as of January 12, 2026, The Vanguard Group does not beneficially own any shares of the Company’s common stock following an internal reorganization, pursuant to which certain subsidiaries of The Vanguard Group will report beneficial ownership separately from The Vanguard Group on a disaggregated basis. Previously, based on a Schedule 13G/A filed by The Vanguard Group on July 29, 2025. Vanguard had shared voting power with respect to 11,280 shares of the Company’s common stock, sole dispositive power with respect to 4,191,989 shares of the Company’s common stock and shared dispositive power with respect to 49,193 shares of our common stock.

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

SEG Spinoff and Pershing Square Standby Purchase Agreement

In connection with the spinoff of Seaport Entertainment Group Inc. (“SEG” or “Seaport Entertainment”) and a subsequent rights offering, whereby SEG distributed to holders of its common stock transferable subscription rights to purchase, on a pro rata basis up to an aggregate of 7,000,000 shares of SEG common stock at a cash subscription price of $25 per whole share (the “Rights Offering”), Pershing Square entered into a standby purchase agreement (the “Standby Purchase Agreement”) with HHH and Seaport Entertainment on July 18, 2024, pursuant to which funds advised by Pershing Square agreed to exercise (i) their pro rata subscription rights with respect to the SEG Rights Offering and (ii) their over-subscription right with respect to any and all shares that were otherwise not purchased in the SEG Rights Offering upon the expiration thereof at the SEG Rights Offering price of up to $175 million in the aggregate. The spinoff of Seaport Entertainment and the Standby Purchase Agreement were each approved by a special committee of the Board consisting solely of independent directors with no conflicts of interest with respect to Pershing Square.

Pershing Square 2025 Purchase of Common Stock

On May 5, 2025, the Company entered into a Share Purchase Agreement (the “2025 Pershing Square Stock Purchase Agreement”), by and between the Company and PS Holdco.

Pursuant to the 2025 Pershing Square Stock Purchase Agreement, the Company sold to PS Holdco 9,000,000 shares of the Company’s common stock at a purchase price of $100 per share, for an aggregate purchase price of $900,000,000 (the “Purchased Shares”). The sale of the Purchased Shares closed on May 5, 2025 (the “Closing Date”). The 2025 Pershing Square Stock Purchase Agreement includes customary representations, warranties and covenants by the Company and PS Holdco. The Company also agreed to reimburse reasonable and documented expenses of PS Holdco and its affiliates in connection with the negotiation and execution of the Transaction Documents (defined below) in an amount not to exceed $25 million. The Company expects to use the proceeds from the sale of the Purchased Shares to acquire or make investments in operating companies as part of the Company’s new strategy of becoming a diversified holding company.

In connection with the 2025 Pershing Square Stock Purchase Agreement, the Company also entered into the following agreements:

●	Services Agreement – Pursuant to the terms of the Services Agreement, dated May 5, 2025, between the Company and Pershing Square, Pershing Square will support the Company’s new diversified holding company strategy by providing services to the Company, such as (i) investment advisory services, (ii) making recommendations with respect to hedging, balance sheet optimization and capital allocation, (iii) executing transactions, (iv) assisting the Company with business and corporate development functions, (v) making voting recommendations for the Company’s investments, (vi) assisting with and advising on fundraising, (vii) monitoring operations of the Company and its investments, subject to the day-to-day authority and responsibility of management of the Company, (viii) providing recommendations for persons to serve as designees or deputies of the Chief Investment Officer, (ix) engaging and supervising third-party service providers, (x) making dividend payment recommendations, and (xi) providing other services as may be agreed upon. The Company pays Pershing Square a quarterly base fee of $3,750,000 and a quarterly variable fee equal to 0.375% of the excess value of the quarter-end stock price of the Company’s common stock minus the reference price of $66.1453, multiplied by existing share count of 59,393,938 million shares, which share count will not increase with the issuance of new shares of common stock. The base fee and the reference share price are subject to annual adjustment based on the Core PCE Price Index. The base fee and the variable fee will each be paid to Pershing Square quarterly. The Services Agreement has an initial ten (10) year term and will have successive renewal terms of ten (10) years unless either party terminates or elects not to renew the Services Agreement in accordance with the terms of the Services Agreement. With the approval of 2/3 of the disinterested directors, the Company can terminate the Services Agreement with 120 days’ prior written notice (or 30 days’ prior written notice for specific causes) for the following: (i) material default by Pershing Square that causes material harm and is not cured within a 60-day cure period; (ii) fraud, misrepresentation or embezzlement by Pershing Square; (iii) Pershing Square acts in a manner constituting bad faith, willful misconduct or gross negligence or engages in criminal conduct in the performance of its duties; (iv) Pershing Square faces bankruptcy or insolvency; (v) upon a change of control and payment of a make-whole fee (described below); and (vi) with unanimous approval of the disinterested directors, if PS Holdco and its affiliates no longer beneficially own all of the Purchased Shares during the first 10 years of the Closing Date (or 75% of the Purchased Shares thereafter). The Company may also elect to not renew the Services Agreement if the non-renewal is approved by a unanimous vote of the disinterested directors and subsequently approved by a seventy percent (70%) vote of the outstanding shares of Common Stock, excluding any shares held by Pershing Square or its affiliates. In the event that the Services Agreement is terminated pursuant to a change of control of the Company, the Company will pay Pershing Square a make-whole fee intended to approximate the present value of the total fees (base and variable) that Pershing Square would have received had it continued to provide services for the remainder of the then-current term
●

Shareholder Agreement – The Company also entered in a Shareholder Agreement, dated May 5, 2025, by and among the Company, PS Holdco, and Pershing Square (the “Shareholder Agreement”), pursuant to which PS Holdco, Pershing Square and the Company agreed to subscription rights and certain governance provisions, including, director nomination rights and consent rights.

Director Nomination Rights: Pursuant to the terms of the Shareholder Agreement, at any meeting of stockholders where directors are to be elected:

o	so long as PS Holdco, Pershing Square and their respective affiliates, including investment funds managed by one or more affiliates (collectively, the “Purchaser Group”), beneficially own at least 17.5% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco may nominate for election a number of directors equal to 25% of the total number of members of the Board as constituted after giving effect to such election, rounded up (e.g., three directors in the case of an 11-member Board) (such director, a “PS Board Designee”).
o

so long as the Purchaser Group beneficially owns less than 17.5% but at least 10% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco may nominate for election a number of PS Board Designees equal to 10% of the total number of members of the Board as constituted after giving effect to such election, rounded up (e.g., two directors in the case of an 11-member Board).

If the Purchaser Group owns less than 10% of the outstanding shares of Common Stock on a fully diluted basis, PS Holdco no longer has the right to nominate any PS Board Designees. William A. Ackman, Ben Hakim and Ryan Israel serve as the initial PS Board Designees.

Executive Chairman: So long as the Purchaser Group beneficially owns at least 17.5% of the outstanding shares of Common Stock on a fully diluted basis, Mr. Ackman, Chief Executive Officer of Pershing Square, will serve as the Executive Chairman of the Board so long as he is one of the PS Board Designees and is willing to serve. Any Board committee (except for special committees established for potential conflict of interest situations) will include proportional representation of the PS Board Designees, subject to applicable law and stock exchange rules.

Consent Rights: Effective from and after the time that PS Holdco files a Form S-1 for an initial public offering, without the prior written consent of PS Holdco, the Company will not:

o

acquire or dispose any shares, assets, business or operations that, taken as a whole, would exceed the conditions of significance contained in the definition of “significant subsidiary” at the 30% level under the total asset test set forth in Rule 3-05 of Regulation S-X under the Securities Act of 1933, as amended (the “Securities Act”);

o

incur any third-party indebtedness if, immediately following such incurrence, the Company’s Indebtedness to Consolidated Tangible Net Ratio (as defined in the Company’s existing indentures) would exceed 2.5;

o

materially change the business of the Company and its subsidiaries, taken as a whole, in a manner that would constitute a significant departure from the Company’s intended strategy of acquiring controlling interests in private and public operating companies and becoming a diversified holding company;

o

provided that the Services Agreement remains in effect, cause or permit the appointment, removal or replacement of the Chief Investment Officer; or provided that the Services Agreement remains in effect, amend, modify or alter the scope of the authority, duties or responsibilities of the Executive Chairman or the Chief Investment Officer.

The foregoing consent rights will be suspended in certain circumstances, including if PS Holdco completes an initial public offering but subsequently ceases to be a publicly traded company and is not an “investment company” as defined in the

Investment Company Act of 1940, as amended. The consent rights terminate when the Purchaser Group no longer beneficially owns in the aggregate at least 17.5% of the outstanding shares of Common Stock on a fully diluted basis.

Subscription Rights: If the Company issues or sells any shares of Common Stock to third parties (other than shares issued pursuant to options or other stock incentives issued to an employee, director or consultant of the Company or its subsidiaries), the members of the Purchaser Group have the right to acquire shares of Common Stock for the same price and on the same terms as such shares are offered to such third parties.

●

Standstill Agreement – The Company entered into a Standstill Agreement, dated May 5, 2025, by and between the Company and PS Holdco (the “Standstill Agreement”), pursuant to which PS Holdco and the Company agreed to certain matters, including, board and committee size and composition, ownership limits, voting caps, transfer restrictions and related party transactions.

o

Governance Matters: Pursuant to the Standstill Agreement, so long as PS Holdco and its affiliates collectively beneficially own more than 10% of the outstanding shares of Common Stock on a fully diluted basis, none of PS Holdco or its affiliates will take any action that is inconsistent with its support for certain specified corporate governance principles, including:

◾	a majority of the Board shall be “independent” under applicable stock exchange standards;
◾	the size of the Board will be fixed at 11 members and cannot be changed without approval of 75% of the Board; and
◾	any change of control transaction involving stockholders holding more than 10% of the outstanding shares of Common Stock requires approval of (i) a majority of the disinterested directors, and (ii) a majority of the voting power of the unaffiliated stockholders.
o	Ownership Cap: PS Holdco, Pershing Square and their respective affiliates agree not to acquire beneficial or economic ownership of more than 47% of the outstanding shares of Common Stock.
o

Voting Cap: For all matters being voted on at a stockholder meeting or in a consent solicitation that the Board recommends that stockholders approve, the voting power of the shares held by PS Holdco, Pershing Square and their respective affiliates will be limited to 40% of the total voting power of the outstanding shares of Common Stock (the “voting cap”), with the excess of any shares held by PS Holdco, Pershing Square and their respective affiliates over the voting cap (the “excess shares”) to be voted by PS Holdco in proportion to the votes cast by stockholders unaffiliated with PS Holdco. This voting cap will be uniformly applied across all matters, except with respect to voting to elect the PS Board Designees, for which no voting cap applies. For all matters being voted on at a stockholder meeting or in a consent solicitation that the Board has recommended that stockholders not approve, PS Holdco, Pershing Square and their respective affiliates may vote all of their shares “against” such matter, or it may vote their shares up to the voting cap “for” such matter, with the excess shares to be voted by PS Holdco, Pershing Square and their respective affiliates in proportion to the votes cast by stockholders unaffiliated with PS Holdco, Pershing Square and their respective affiliates, or any transferee thereof.

o

Transfer Restrictions: Without the approval of a majority of the disinterested directors, PS Holdco, Pershing Square and their respective affiliates may not sell or otherwise transfer any shares of Common Stock that they hold if, immediately after giving effect to such sale or transfer, the person that acquires such Common Stock (other than an underwriter) would, together with its affiliates, beneficially own more than 10% of the then-outstanding shares of Common Stock.

o

Related Party Transactions: Without the approval of a majority of the disinterested directors, PS Holdco, Pershing Square and their respective affiliates may not engage in (i) any transaction or series of related transactions, directly or indirectly, between the Company or any subsidiary of the Company, on the one hand, and any of PS Holdco, Pershing Square or their respective affiliates, on the other hand, or (ii) with respect to the purchase or sale of Common Stock by any of PS Holdco, Pershing Square or their respective affiliates, any waiver of any limitation or restriction with respect to such purchase or sale in the Transaction Documents (defined below), except for (i) transactions expressly contemplated in the Transaction Documents, (ii) customary compensation arrangements for Board designees and (iii) transactions in the ordinary course of the Company’s business that does not involve payments by the Company in excess of $10,000,000.

o

Termination: The Standstill Agreement can be terminated (i) by mutual agreement between the Company and PS Holdco but only if 2/3 of the disinterested directors have approved such termination; (ii) without any further action by the parties, if PS Holdco’s beneficially owns less than 10% of the outstanding shares of Common Stock on a fully diluted basis; (iii) without any further action by the parties, following a change of control of the Company not involving PS Holdco, Pershing Square or any of their respective affiliates; (iv) without any further action by the parties, upon a sale of substantially all of the Company’s assets or the acquisition by any person or group of voting securities of the Company entitling such person or group to exercise 90% or more of the total voting power of the outstanding stock entitled to vote generally on the election of directors; and (v) upon notice by PS Holdco to the Company in the event the Services Agreement is expired or otherwise terminated.

●

Registration Rights Agreement – The Company has entered into a Registration Rights Agreement, dated May 5, 2025, by and among the Company, PS Holdco, and certain other affiliates of Pershing Square (the “2025 Registration Rights Agreement”), pursuant to which PS Holdco and such affiliates will have registration rights.

Pursuant to the 2025 Registration Rights Agreement, the Company has agreed to use its reasonable best efforts to register for resale all or a part of the shares of Common Stock owned by PS Holdco having an estimated aggregate fair market value of at least $25 million. The 2025 Registration Rights Agreement contains customary indemnification provisions.

Pending Vantage Acquisition and Potential Preferred Share Issuance

On December 18, 2025, the Company announced that it had entered into a definitive agreement to acquire 100% of Vantage Group Holdings Ltd. (“Vantage”), a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. The transaction remains subject to regulatory approvals and other customary closing conditions, and is expected to close in the second quarter of 2026.

The acquisition is expected to be funded through the Company’s cash on hand, and proceeds from the issuance of the preferred stock. In connection therewith, in December 2025, the Company entered into an equity commitment letter with Pershing Square Holdings, Ltd. under which Pershing Square committed to purchase up to $1.0 billion of the Company’s preferred stock, prior to and contingent upon the closing of the Vantage acquisition. Upon closing of the Vantage acquisition, the preferred stock issued by the Company will be convertible into the common equity of Vantage. The preferred stock will become convertible into the common stock of Vantage if not redeemed by the end of the seventh fiscal year post-transaction. The Company will receive a series of call options enabling it to redeem the preferred stock and acquire additional economic ownership of Vantage over the next, up to, seven years. The Company anticipates that it will redeem the preferred stock and potentially acquire a 100% economic interest in Vantage within the initial seven-year term, although there can be no assurance as to the timing or completion of any such actions.

DIRECTOR INDEPENDENCE

NYSE corporate governance guidelines require that at least a majority of the members of the Board meet the NYSE criteria for independence. The Board has determined that each of the following non-management directors are independent under the NYSE independence standards: Mr. Eun, Mr. Lachman, Ms. Panuccio, Mr. Sellers, Ms. Tighe, Mr. Wautier, and Mr. Williams. Mr. Steven Shepsman, who served as a director until September 2025, was also independent under the NYSE independence standards. Mr. O’Reilly is not independent because he is the Chief Executive Officer of the Company. Messrs. Ackman, Hakim and Israel are not independent due to the agreements between Pershing Square and the Company as summarized above, as well as, in the cases of Messrs. Ackman and Israel, because they are executive officers of the Company.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed for professional services by KPMG LLP for the years ended December 31, 2025 and 2024:

	December 31,
	2025	2024
Audit Fees(1)	$2,639,259	$2,652,794
Audit-Related Fees(2)(3)	492,845	2,332,726
Tax Fees	—	—
All Other Fees	—	36,300
Total Fees	$3,132,104	$5,021,820
(1)	Includes fees and expenses primarily for the audit of the Company’s consolidated financial statements included in the Form 10-K, including the audit of the effectiveness of the Company’s internal control over financial reporting, and the reviews of the Company’s consolidated financial statements included in the Forms 10-Q, as well as comfort letters and consents.
(2)	Includes fees for the audits of certain joint ventures and wholly owned subsidiaries of the Company.
(3)	2024 audit-related fees include fees and expenses of KPMG for work related to the spinoff of Seaport Entertainment.

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

The following reconciliations present the Company’s standard non-GAAP financial measures. The compensation metrics discussed in the Compensation Discussion and Analysis are derived from these measures, as described therein, and are not separately reconciled to GAAP.

The Company has three business segments, Operating Assets, MPC, and Strategic Developments. Earnings before tax (EBT), as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments.

	Operating		Strategic
	Assets	MPC	Developments
thousands	Segment	Segment	Segment
Year ended December 31, 2025
Total revenues	$465,568	$634,856	$374,363
Total operating expenses	(204,273)	(234,002)	(394,089)
Segment operating income (loss)	261,295	400,854	(19,726)
Depreciation and amortization	(172,835)	(408)	(6,579)
Interest income (expense), net	(136,637)	75,160	18,851
Other income (loss), net	2,266	120	(18,487)
Equity in earnings (losses) from unconsolidated ventures	4,829	(3,374)	317
Gain (loss) on sale or disposal of real estate and other assets, net	14,354	3,750	11,721
Gain (loss) on extinguishment of debt	(698)	—	—
Segment EBT	$(27,426)	$476,102	$(13,903)

The following represents the reconciliation of segment EBT to Net income (loss) from continuing operations before income taxes in the Consolidated Statements of Operations for the year ended December 31:

December 31,
thousands	2025
Operating Assets EBT	$(27,426)
MPC EBT	476,102
Strategic Developments EBT	(13,903)
General and administrative expenses	(122,240)
Gain (loss) on sale of MUD receivables	(48,197)
Corporate interest expense, net	(80,307)
Corporate income, expenses, and other items	(22,570)
Net income (loss) from continuing operations before income taxes	$161,459

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

Year
Ended December 31,
thousands	2025
Operating Assets segment EBT	$(27,426)
Add back:
Depreciation and amortization	172,835
Interest (income) expense, net	136,637
Equity in (earnings) losses from real estate and other affiliates	(4,829)
(Gain) loss on sale or disposal of real estate and other assets, net	(14,354)
(Gain) loss on extinguishment of debt	698
Impact of straight-line rent	(1,964)
Other	388
Operating Assets NOI	$261,985

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

Year Ended
December 31,
thousands	2025
General and Administrative
General and administrative (G&A)	$122,240
Less: Non-cash stock compensation	(13,639)
Cash G&A	$108,601

Adjusted Condominium Gross Profit

Adjusted condo gross profit is a non-GAAP financial measure that we believe is useful to our investors and other users of our financial statements as an indicator of gross profit related to condominium sales closed in each period.

Year Ended
December 31,
thousands	2025
Condominium Gross Profit
Condominium rights and unit sales	$370,156
Condominium rights and unit cost of sales	(369,408)
Condominium adjusted gross profit	$748

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

Howard Hughes Holdings Inc.

/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer	April 29, 2026