Form 10-Q
period 2026-06-30
Howard Hughes Holdings Inc.
filed 2026-08-05
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2026
or
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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of July 29, 2026, was 59,721,036.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

thousands except par values and share amounts	June 30, 2026	December 31, 2025
ASSETS
Master Planned Communities assets	$2,646,774	$2,635,077
Buildings and equipment	4,031,804	4,028,862
Less: accumulated depreciation	(1,117,166)	(1,082,124)
Land	335,872	307,625
Developments	1,072,034	1,477,615
Net investment in real estate	6,969,318	7,367,055
Investments in fixed maturity securities	246,583	—
Investments in equity securities	1,077,535	—
Short-term investments	27,822	—
Investments in unconsolidated ventures	186,153	170,122
Cash and cash equivalents	2,647,959	1,468,507
Restricted cash	717,395	628,651
Accounts receivable, net	940,400	134,122
Municipal Utility District (MUD) receivables, net	579,160	459,729
Reinsurance recoverable on paid and unpaid losses	601,602	—
Deferred expenses, net	175,243	160,966
Intangibles, net	586,439	34,658
Goodwill	282,218	2,336
Other assets, net	872,216	213,315
Total assets	$15,910,043	$10,639,461

LIABILITIES
Mortgages, notes, and loans payable, net	$5,456,403	$5,109,828
Reserves for claims and claim expenses	2,115,416	—
Unearned premiums	1,406,691	—
Deferred tax liabilities, net	223,113	164,472
Other liabilities, net	1,678,683	1,522,915
Total liabilities	10,880,306	6,797,215
Commitments and Contingencies (see Note 12)

MEZZANINE EQUITY
Series A non-voting exchangeable perpetual preferred stock: $0.01 par value; 140,000 issued and outstanding as of June 30, 2026, and none issued or outstanding as of December 31, 2025	995,764	—

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized; 140,000 shares designated as Series A Preferred Stock; no other shares issued or outstanding	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 66,253,546 issued, and 59,657,062 outstanding as of June 30, 2026, and 65,910,640 shares issued, and 59,370,353 outstanding as of December 31, 2025	663	659
Additional paid-in capital	4,478,286	4,458,838
Retained earnings (accumulated deficit)	104,495	(62,096)
Accumulated other comprehensive income (loss)	1,544	(1,827)
Treasury stock, at cost, 6,596,484 shares as of June 30, 2026, and 6,540,287 shares as of December 31, 2025	(624,592)	(620,118)
Total stockholders' equity	3,960,396	3,775,456
Noncontrolling interests	73,577	66,790
Total equity	4,033,973	3,842,246
Total liabilities, mezzanine equity, and equity	$15,910,043	$10,639,461
See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2026	2025	2026	2025
REVENUES
Condominium rights and unit sales	$706,311	$193	$709,445	$535
Master Planned Communities land sales	170,936	125,041	270,509	196,683
Rental revenue	114,198	111,092	227,747	219,505
Net earned insurance premiums	97,247	—	97,247	—
Net insurance investment income	10,988	—	10,988	—
Builder price participation	6,868	14,138	15,550	23,425
Other revenues	15,779	10,416	26,758	20,060
Total revenues	1,122,327	260,880	1,358,244	460,208

EXPENSES
Condominium rights and unit cost of sales	575,389	811	578,523	1,053
Master Planned Communities cost of sales	59,057	45,178	93,799	70,392
Operating costs	54,723	50,518	107,756	101,307
Rental property real estate taxes	14,798	15,365	31,026	30,664
Insurance claims and claim expenses	55,210	—	55,210	—
Insurance underwriting expenses	37,381	—	37,381	—
Provision for (recovery of) doubtful accounts	123	542	64	386
General and administrative	36,136	34,552	61,894	56,988
Depreciation and amortization	56,609	44,325	105,249	89,464
Other expenses	6,173	4,273	10,065	9,070
Total expenses	895,599	195,564	1,080,967	359,324

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	1,656	51,800	15,385
Investment gain (loss), net	(38,278)	—	(38,278)	—
Other income (loss), net	(660)	885	(533)	(482)
Total other	12,862	2,541	12,989	14,903

Operating income (loss)	239,590	67,857	290,266	115,787

Interest income	13,803	10,331	28,466	16,449
Interest expense	(45,812)	(43,694)	(87,602)	(84,788)
Gain (loss) on extinguishment of debt	(413)	(307)	(10,639)	(307)
Gain (loss) on sale of MUD receivables	(555)	(48,197)	(555)	(48,197)
Equity in earnings (losses) from unconsolidated ventures	301	(1,887)	(2,339)	(567)
Income (loss) before income taxes	206,914	(15,897)	217,597	(1,623)
Income tax expense (benefit)	49,957	(3,821)	52,575	(385)
Net income (loss)	156,957	(12,076)	165,022	(1,238)
Net (income) loss attributable to noncontrolling interests	1,408	(68)	1,569	(373)
Net income (loss) attributable to common stockholders	$158,365	$(12,144)	$166,591	$(1,611)

Basic income (loss) per share	$2.68	$(0.22)	$2.82	$(0.03)
Diluted income (loss) per share	$2.68	$(0.22)	$2.82	$(0.03)

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Net income (loss)	$156,957	$(12,076)	$165,022	$(1,238)
Other comprehensive income (loss):
Unrealized gains (losses):
Available-for-sale fixed maturity securities	45	—	45	—
Interest rate caps and swaps	3,042	(873)	2,488	(2,692)
Pension adjustment	838	—	838	—
Other comprehensive income (loss)	3,925	(873)	3,371	(2,692)
Comprehensive income (loss)	160,882	(12,949)	168,393	(3,930)
Comprehensive (income) loss attributable to noncontrolling interests	1,408	(68)	1,569	(373)
Comprehensive income (loss) attributable to common stockholders	$162,290	$(13,017)	$169,962	$(4,303)

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at March 31, 2026	66,226,325	$662	$4,462,910	$(53,870)	$(2,381)	(6,595,356)	$(624,521)	$3,782,800	$67,109	$3,849,909
Net income (loss)	—	—	—	158,365	—	—	—	158,365	(1,408)	156,957
Other comprehensive income (loss)	—	—	—	—	3,925	—	—	3,925	—	3,925
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	7,876	7,876
Stock plan activity	27,221	1	5,376	—	—	(1,128)	(71)	5,306	—	5,306
Issuance of warrants	—	—	10,000	—	—	—	—	10,000	—	10,000
Balance at June 30, 2026	66,253,546	$663	$4,478,286	$104,495	$1,544	(6,596,484)	$(624,592)	$3,960,396	$73,577	$4,033,973

Balance at March 31, 2025	56,904,963	$569	$3,580,558	$(175,460)	$149	(6,507,713)	$(617,654)	$2,788,162	$66,898	$2,855,060
Net income (loss)	—	—	—	(12,144)	—	—	—	(12,144)	68	(12,076)
Other comprehensive income (loss)	—	—	—	—	(873)	—	—	(873)	—	(873)
Issuance of common shares	9,000,000	90	862,821	—	—	—	—	862,911	—	862,911
Stock plan activity	(21,468)	—	7,475	—	—	(12,561)	(853)	6,622	—	6,622
Balance at June 30, 2025	65,883,495	$659	$4,450,854	$(187,604)	$(724)	(6,520,274)	$(618,507)	$3,644,678	$66,966	$3,711,644

Balance at December 31, 2025	65,910,640	$659	$4,458,838	$(62,096)	$(1,827)	(6,540,287)	$(620,118)	$3,775,456	$66,790	$3,842,246
Net income (loss)	—	—	—	166,591	—	—	—	166,591	(1,569)	165,022
Other comprehensive income (loss)	—	—	—	—	3,371	—	—	3,371	—	3,371
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	8,356	8,356
Stock plan activity	342,906	4	9,448	—	—	(56,197)	(4,474)	4,978	—	4,978
Issuance of warrants	—	—	10,000	—	—	—	—	10,000	—	10,000
Balance at June 30, 2026	66,253,546	$663	$4,478,286	$104,495	$1,544	(6,596,484)	$(624,592)	$3,960,396	$73,577	$4,033,973

Balance at December 31, 2024	56,610,009	$566	$3,576,274	$(185,993)	$1,968	(6,493,859)	$(616,589)	$2,776,226	$65,548	$2,841,774
Net income (loss)	—	—	—	(1,611)	—	—	—	(1,611)	373	(1,238)
Other comprehensive income (loss)	—	—	—	—	(2,692)	—	—	(2,692)	—	(2,692)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	1,045	1,045
Issuance of common shares	9,000,000	90	862,821	—	—	—	—	862,911	—	862,911
Stock plan activity	273,486	3	11,759	—	—	(26,415)	(1,918)	9,844	—	9,844
Balance at June 30, 2025	65,883,495	$659	$4,450,854	$(187,604)	$(724)	(6,520,274)	$(618,507)	$3,644,678	$66,966	$3,711,644

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$165,022	$(1,238)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	94,281	79,765
Amortization	31,299	9,820
Amortization and accretion of investment securities	(157)	—
Amortization of deferred financing costs	6,415	6,205
Straight-line rent amortization	(4,828)	(3,856)
Deferred income taxes	39,197	(1,502)
Restricted stock and stock option amortization	8,426	11,752
Net gain on sale of properties	(51,800)	(15,385)
Investment (gain) loss, net	38,278	—
(Gain) loss on foreign exchange	73	—
Loss on sale of MUD receivables	555	48,197
Proceeds from sale of MUD receivables	17,540	180,043
(Gain) loss on extinguishment of debt	10,639	307
Equity in (earnings) losses from unconsolidated ventures, net of distributions	8,912	6,399
Provision for (recovery of) doubtful accounts	2,462	1,875
Master Planned Communities development expenditures	(274,296)	(184,047)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	85,264	67,887
Condominium development expenditures	(277,972)	(285,702)
Condominium rights and units cost of sales, net of closing commissions	560,092	1,053
Net Changes:
Accounts receivable, net	(23,236)	(29,747)
Reinsurance recoverable on paid and unpaid losses	(2,546)	—
Other assets, net	(22,623)	15,302
Condominium deposits, net	(96,339)	30,133
Deferred expenses, net	(33,017)	(8,857)
Reserves for claims and claim expenses	25,206	—
Unearned premiums	22,334	—
Other liabilities, net	(52,050)	23,945
Cash provided by (used in) operating activities	277,131	(47,651)

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(5,457)	(480)
Operating property improvements	(23,057)	(21,060)
Property development and redevelopment	(45,501)	(96,546)
Sales of fixed maturity securities	2,335,763	—
Maturities, calls, and paydowns of fixed maturities securities	23,231	—
Purchases of short-term investments	(201)	—
Sales of short-term investments	4,606	—
Maturities, calls, and paydowns of short-term investments	600	—
Purchases of equity securities	(1,113,489)	—
Acquisition of business, net of cash acquired	(1,639,220)	—
Acquisition of assets	—	(16,356)
Proceeds from sales of properties, net	125,972	6,675
Reimbursements under tax increment financings and grants	2,879	5,179
Distributions from unconsolidated ventures	15,536	1,147
Investments in unconsolidated ventures, net	(39,682)	—
Other	566	(1,230)
Cash provided by (used in) investing activities	(357,454)	(122,671)
HHH 2026 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
thousands	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	1,559,283	382,510
Principal payments on mortgages, notes, and loans payable	(1,195,061)	(288,258)
Proceeds from issuance of common stock, net	—	862,911
Proceeds from issuance of Series A Preferred Stock, net	997,353	—
Proceeds from issuance of warrants	10,000	—
Debt extinguishment costs	(6,900)	(204)
Special Improvement District bond funds released from (held in) escrow	8,620	17,887
Deferred financing costs and bond issuance costs	(20,243)	(1,683)
Taxes paid on stock options exercised and restricted stock vested	(5,821)	(2,581)
Stock options exercised	1,026	—
Contributions from Teravalis noncontrolling interest owner	262	66
Cash provided by (used in) financing activities	1,348,519	970,648

Net change in cash, cash equivalents, and restricted cash	1,268,196	800,326
Cash, cash equivalents, and restricted cash at beginning of period	2,097,158	998,503
Cash, cash equivalents, and restricted cash at end of period	$3,365,354	$1,798,829

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$2,647,959	$1,441,026
Restricted cash	717,395	357,803
Cash, cash equivalents, and restricted cash at end of period	$3,365,354	$1,798,829

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$143,975	$139,383
Interest capitalized	75,815	70,840
Income taxes paid (refunded), net	8,790	7,997

NON-CASH TRANSACTIONS
Consideration from sale of properties	$—	$12,225
Special Improvement District bonds transfers to buyers	8,535	2,505
Capitalized stock compensation	1,873	1,475
Accrued property improvements, developments, and redevelopments	(7,023)	(2,020)
Promissory note for special land use	500	—

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General Howard Hughes Holdings Inc. (HHH or the Company) is a holding company that owns subsidiaries engaged in various diverse business activities. These include a real estate development subsidiary that operates a large-scale, mixed-use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income-producing properties, and a specialty insurance and reinsurance subsidiary, which provides property, casualty, and specialty insurance and reinsurance.

On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings, Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Preferred Stock to Pershing Square Holdings, Ltd. See Note 2 - Vantage Acquisition and Note 3 - Pershing Square for additional information. The accompanying Condensed Consolidated Financial Statements reflect the assets acquired, liabilities assumed, and results of operations of Vantage for the post-acquisition period.

Vantage operates in the United States (U.S.) and Bermuda. Vantage writes insurance business in the U.S. on both an admitted and excess and surplus basis, and writes specialty insurance and reinsurance business in Bermuda on a worldwide basis. Insurance product lines offered by its U.S. insurance subsidiaries include casualty, property, professional liability, financial lines, healthcare, construction, and political risk and credit. Insurance products offered by its Bermuda subsidiary include financial and professional lines and healthcare and excess casualty. Vantage’s reinsurance operations include specialty, property and casualty, financial lines, and property catastrophe. Vantage also earns net investment income and net fee income.

These unaudited Condensed Consolidated Financial Statements have been prepared by Howard Hughes Holdings Inc. in accordance with accounting principles generally accepted in the United States of America (GAAP). References to HHH, the Company, we, us, and our refer to Howard Hughes Holdings Inc. and its consolidated subsidiaries, unless otherwise specifically stated. References to The Howard Hughes Corporation (HHC) or Howard Hughes Communities refer to The Howard Hughes Corporation and its consolidated real estate development subsidiaries, unless otherwise specifically stated. References to Vantage refer to Howard Hughes Insurance Holdings, LLC and its recently acquired consolidated insurance and reinsurance subsidiaries, unless otherwise specifically stated.

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to the Howard Hughes Holdings Inc. audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 19, 2026 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and future fiscal years.

Principles of Consolidation and Basis of Presentation The Condensed Consolidated Financial Statements include the accounts of Howard Hughes Holdings Inc. and its subsidiaries after elimination of intercompany balances and transactions. The Company also consolidates certain variable interest entities (VIEs) in accordance with Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 810 Consolidation. The outside equity interests in certain entities controlled by the Company are reflected in the Condensed Consolidated Financial Statements as noncontrolling interests. Certain prior-period amounts have been reclassified to conform to the current-period presentation. These reclassifications had no effect on previously reported total assets, total liabilities, stockholders' equity, net income, or cash flows.

Management has evaluated for disclosure or recognition all material events occurring subsequent to the date of the Condensed Consolidated Financial Statements up to the date and time this Quarterly Report was filed.

HHH 2026 FORM 10-Q | 8

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Insurance-Related Significant Accounting Policies

Investments in Fixed Maturity Securities Investments in fixed maturity securities are classified as available-for-sale (AFS) on the acquisition date and classification is reevaluated at each balance sheet date. AFS securities are reported at fair value, net of valuation allowance for expected credit losses, with unrealized changes in fair value recorded as a separate component of accumulated other comprehensive income (AOCI) in the Condensed Consolidated Statements of Equity. Realized investment gains and losses on AFS fixed maturity securities are determined using cost calculated on a specific identification basis and recognized upon the sale of such securities in Investment gain (loss), net in the Condensed Consolidated Statements of Operations. For AFS fixed maturity securities in an unrealized loss position, the Company recognizes a loss in earnings when it intends to sell a security or it is more likely than not that the Company will be required to sell a security before recovery of its amortized cost basis. If a portion of the unrealized loss is determined to be related to credit factors, the Company records an allowance for credit losses, limited to the amount by which amortized cost exceeds fair value, with a corresponding charge to Investment gain (loss), net in the Condensed Consolidated Statements of Operations. Any portion of the unrealized loss that is not attributable to credit-related factors is recognized in accumulated other comprehensive income (loss).

Interest and dividend income on fixed maturity securities is recognized in Net insurance investment income, net of investment management and custody fees, in the Condensed Consolidated Statements of Operations. Premiums and discounts on fixed maturity securities are amortized or accreted into net insurance investment income using the effective yield method.

For mortgage-backed securities, and any other holdings for which there is prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively. Prepayment fees or call premiums that are only payable when a security is called prior to its maturity are earned when received and reflected in Net insurance investment income.

Investments in Equity Securities Investments in equity securities are carried at fair value and changes in fair value are recorded in Investment gain (loss), net in the Condensed Consolidated Statements of Operations. Realized investment gains and losses on equity securities are determined using cost calculated on a specific identification basis and recognized upon the sale of such securities in Investment gain (loss), net. Dividend income is recognized in Net insurance investment income.

Short-Term Investments The Company's short-term investments consist of U.S. Treasury bills with original maturities greater than 3 months and less than 12 months. These investments are recorded at fair value, which typically approximates cost. Interest income on short-term investments is recognized in Net insurance investment income in the Condensed Consolidated Statements of Operations.

Other Investments Held-to-maturity (HTM) fixed maturity securities are investments for which the Company has the ability and positive intent to hold to maturity and are reported at amortized cost, net of valuation allowance for expected credit losses. The Company evaluates the need for an allowance for expected credit losses based on probability of default and loss given various default assumptions. HTM securities are presented in Other assets, net on the Condensed Consolidated Balance Sheets. Refer to Note 8 - Fair Value for additional information.

The Company has an investment in a limited partnership which is carried at fair value. As a practical expedient, the fair value is estimated using the net asset value reported by the external fund manager. The Company does not have control or significant influence over the partnership. This investment is valued at $5.6 million as of June 30, 2026, and is presented in Other assets, net on the Condensed Consolidated Balance Sheets. Changes in fair value are recorded in Investment gain (loss), net in the Condensed Consolidated Statements of Operations.

Insurance Premiums Insurance premiums written are recorded in accordance with the terms of the underlying policies at the policy inception and are primarily earned on a pro rata basis over the term of the policies, which generally do not exceed one year. Unearned premiums represent the portion of premiums written that relate to the unexpired terms of the policies in force.

HHH 2026 FORM 10-Q | 9

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Reinsurance Premiums Reinsurance premiums written for excess of loss reinsurance contracts are recorded based on the terms of the underlying policies. Reinsurance premiums written for pro rata reinsurance contracts are recorded based on amounts reported by brokers and ceding companies, supplemented by the Company’s own estimates of premiums where reports have not been received. The determination of estimates is based on the Company’s experience with the ceding companies, familiarity with the market, timing of reported information, analysis and understanding of the characteristics of each line of business, and judgment of the impact of various factors, including premium or loss trends on the volume of business written and ceded to the Company. On an ongoing basis, the Company’s underwriters review the amounts reported by these third parties for reasonableness based on their experience and knowledge of the subject class of business, taking into account management’s historical experience with the brokers or ceding companies. In addition, reinsurance contracts under which the Company assumes business generally contain specific provisions which allow the Company to perform audits of the ceding company to ensure compliance with the terms and conditions of the contract, including accurate and timely reporting of information. Premium estimates are updated when new information is received and differences between such estimates and actual amounts are recorded in the period in which estimates are changed, or the actual amounts are determined.

For multi-year reinsurance contracts which are payable in annual installments, only the initial annual installment is included as premiums written at policy inception, due to the ability of the reinsured to commute or cancel coverage under certain conditions during the term of the policy. The remaining annual installments are included as premiums written at each successive anniversary date within the multi-year term.

Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a losses occurring basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the related reinsurance premium is earned evenly over the term. Contracts which are written on a risks attaching basis cover claims which attach to the underlying insurance policies written during the terms of these contracts. Premiums earned on risks attaching contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of reinsurance premiums earned over a 24-month period.

Reinstatement Premiums Reinstatement premiums for the Company’s reinsurance operations are recognized at the time a loss event occurs, where coverage limits for the remaining life of the contract are reinstated under pre-defined contract or policy terms. Reinsurance reinstatement premiums are fully earned when recognized. The accrual of reinstatement premiums is based on an estimate of claims and claim expenses, which reflects the Company’s judgment.

Insurance Policy Deferred Acquisition Costs (DAC) and Valuation of Businesses Acquired Insurance policy acquisition costs are incurred upon the issuance of insurance and reinsurance contracts and consist principally of commissions, brokerage, and premium taxes. Costs directly related to the successful acquisition of new and renewal contracts are deferred and amortized over the period in which the related premiums are earned. Deferred acquisition costs are presented net of deferred ceding commissions, which are amortized over the same period as the related ceded premiums are earned. Certain reinsurance contracts include adjustable commission or profit-sharing provisions, which are estimated and included in deferred acquisition costs based on expected claims and claim expenses on those contracts, and are shown net of commissions and profit commissions earned on ceded reinsurance. Deferred acquisition costs are included in Deferred expenses, net on the Condensed Consolidated Balance Sheets and the related amortization of these costs is included in Insurance underwriting expenses on the Condensed Consolidated Statements of Operations.

As part of acquisition accounting, Vantage’s historical deferred acquisition costs were eliminated as of the acquisition date. Accordingly, the deferred acquisition cost balance reflected in the Condensed Consolidated Balance Sheets represents only insurance policy acquisition costs incurred subsequent to the Vantage Acquisition date. The Company considers anticipated investment income in determining whether a premium deficiency exists for short-duration contracts. Deferred acquisition costs are reviewed for recoverability and are limited to amounts expected to be recovered from future earned premiums. The recoverability of deferred acquisition costs is evaluated based on the estimated profitability of the related unearned premiums, taking into consideration anticipated claims and claim expenses, investment income, and historical and current underwriting experience.

Value of business acquired (VOBA) represents the estimated fair value of future profits associated with acquired insurance and reinsurance contracts in force at the Vantage Acquisition date, net of servicing costs and an appropriate risk adjustment. VOBA of $304.0 million was recognized as part of the Vantage Acquisition. This balance will be amortized over the estimated lives of the related contracts in proportion to estimated premiums, gross profits, or expected earnings, depending on the characteristics of the underlying business. Amortization is expected to occur substantially within the first 12 months following the acquisition, with 90% recognized in year one, 9% in year two, and 1% in year three. Amortization expense is included within Insurance underwriting expenses in the Condensed Consolidated Statements of Operations.

HHH 2026 FORM 10-Q | 10

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Reserves for Claims and Claim Expenses The reserves for claims and claim expenses include estimates for unpaid losses on reported claims as well as an estimate of losses incurred but not reported (IBNR). The reserve is based on individual claims, case reserves, and other reserve estimates reported by insureds and ceding companies, as well as management estimates of ultimate losses. Ultimate losses are estimated using various generally accepted actuarial methods. Inherent in the estimates of ultimate losses are expected trends in claim severity and frequency and other factors which could vary significantly as claims are settled.

Accordingly, claims and claim expenses ultimately paid may differ materially from the amounts recorded in the Condensed Consolidated Financial Statements. These estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in the Condensed Consolidated Statements of Operations in the period in which they become known and are accounted for as changes in estimates.

Reinsurance The Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss, and facultative reinsurance contracts. The premiums paid to reinsurers or ceded premiums written are recognized over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded which relate to the unexpired term of the contracts in force. Ceded reinsurance contracts do not relieve the Company of its primary obligation to its (re)insureds.

Reinsurance recoverable on unpaid losses is estimated in a manner consistent with the associated claim liability. Reinsurance recoverable related to IBNR is generally developed as part of the Company’s loss reserving process, therefore, its estimation is subject to similar risks and uncertainties as the estimation of IBNR. In certain instances, the Company obtains collateral, including letters of credit and trust accounts to reduce the credit exposure on its reinsurance recoverable. The Company reports its reinsurance recoverable on paid and unpaid losses net of an allowance for expected credit loss, if necessary. The allowance is based upon the Company’s ongoing review of amounts outstanding, the financial condition of its reinsurers, amounts and form of collateral obtained and other relevant factors.

The following table details the effect of reinsurance on premiums written and earned during the post-acquisition period.

thousands	Three and Six Months Ended June 30, 2026
Premiums written
Direct	$103,336
Assumed	52,723
Ceded	(48,851)
Net written insurance premiums	$107,208

Premiums earned
Direct	$85,560
Assumed	48,165
Ceded	(36,478)
Net earned insurance premiums	$97,247

The Company underwrites a significant amount of its reinsurance business through brokers. There is credit risk associated with payments of reinsurance balances to the Company in regard to these brokers' ability to fulfill their contractual obligations. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company may remain liable to the insured for the deficiency. The brokerages used by the Company are large and well established, and there are no indications they are financially distressed. The following table includes the brokers that individually contributed more than 10% of total gross premiums written during the post-acquisition period:

thousands	% of Gross Premiums Written
Willis Towers Watson	11.9%
Howden	10.3%

HHH 2026 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Fee Income Fee income receivable primarily includes amounts from third parties relating to potential variable fees. Revenue is recognized when the variable fee is probable of being realized and the amount of the variable fee can be reliably estimated. The probability of the variable fee being realized is assessed based on an evaluation of the terms and conditions of the reinsurance contracts, historical experience, and any other relevant factors. The estimation of the amount of the variable fee to recognize takes into consideration the anticipated profitability of the underlying reinsurance contracts, as well as any limitations or contingencies specified in the contracts. Variable consideration is recognized in revenue only to the extent that it is probable that a significant reversal will not occur when the related uncertainty is resolved. Management reassesses estimates of variable consideration at each reporting date throughout the contract period.

Foreign Currency The U.S. dollar is the functional currency of the Company and its subsidiaries. Vantage occasionally transacts business in foreign currencies. Monetary assets and liabilities denominated in foreign currencies are revalued at the prevailing exchange rate at the balance sheet date, and revenues and expenses denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date, with the resulting foreign exchange gains or losses included in Other income (loss), net in the Condensed Consolidated Statements of Operations. Non-monetary assets and liabilities denominated in foreign currencies are translated at the prevailing exchange rate on the transaction date and are not subsequently revalued or remeasured.

Insurance-Related Statutory Capital and Dividend Restrictions The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate and have regulatory capital and solvency requirements and restrictions on the ability of such subsidiaries to pay dividends to the parent company. The ability of the insurance and reinsurance subsidiaries to pay dividends to the parent company is also influenced by the maintenance of financial strength ratings assigned by independent rating agencies. Additionally, as a condition to the approval by the Delaware Department of Insurance (the Department) of the Vantage Acquisition, the Company has agreed that, until June 4, 2028, any dividends (whether ordinary or otherwise) by the Company’s Delaware insurance subsidiaries will require the Department’s prior approval. As of June 30, 2026, all insurance subsidiaries exceeded minimum regulatory capital requirements.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs.

Accounts Receivable, net Accounts receivable, net includes insurance premiums receivable, straight-line rent receivables, tenant receivables, related-party receivables, and other receivables.

Insurance premiums receivable includes amounts due from agents, brokers, and insureds that are both currently due and amounts not yet due on insurance policies and reinsurance contracts, and are reported net of an allowance for expected credit losses, if necessary. On a quarterly basis, management reviews these receivables for collectability. This analysis is based on relevant information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In certain instances, credit risk may be reduced by the Company’s right to offset loss obligations and/or unearned premiums against premiums receivable. The Company recognizes reserves for estimated losses in earnings if the estimated loss amount is probable and can be reasonably estimated.

Straight-line rent receivables arise from the recognition of rental income on a straight-line basis over the term of the lease when lease agreements contain scheduled rent increases or rent concessions. Tenant receivables represent amounts billed and currently due from tenants for contractual base rent, reimbursements of property operating expenses, and other lease-related charges. On a quarterly basis, management reviews the lease-related receivables for collectability. This analysis includes a review of past due accounts and considers factors such as the credit quality of tenants, current economic conditions, and changes in customer payment trends. When full collection of a lease-related receivable or future lease payment is deemed to be not probable, a reserve for the receivable balance is charged against rental revenue and future rental revenue is recognized on a cash basis. The Company also records reserves for estimated losses if the estimated loss amount is probable and can be reasonably estimated.

Related-party receivables are primarily due from the Floreo joint venture. This balance includes reimbursable overhead costs incurred by the Company on behalf of Floreo and an outstanding balance of $6.0 million related to guaranty fees associated with Floreo’s bond financing. See Note 5 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture and Note 12 - Commitments and Contingencies for additional information on the guaranty fee.

HHH 2026 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Other receivables are primarily related to other short-term trade receivables. The Company is exposed to credit losses through the sale of goods and services to customers and assesses its exposure to credit loss related to these receivables on a quarterly basis based on historical collection experience and future expectations by portfolio. The Company records an allowance for credit losses if the estimated loss amount is probable.

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	June 30, 2026	December 31, 2025
Insurance premiums receivable	$805,296	$—
Straight-line rent receivables	101,642	96,975
Tenant receivables	2,345	5,512
Related-party receivables	22,566	18,640
Other receivables	8,551	12,995
Accounts receivable, net (a)	$940,400	$134,122
(a)As of June 30, 2026, the total reserve balance for amounts considered uncollectible was $8.6 million, comprised of $8.5 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2025, the total reserve balance was $7.2 million, comprised of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended June 30,		Six Months Ended June 30,
Statements of Operations Location	2026	2025	2026	2025
Rental revenue	$1,034	$718	$2,392	$1,489
Provision for (recovery of) doubtful accounts	123	542	64	386
Total (income) expense impact	$1,157	$1,260	$2,456	$1,875

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

In April 2026, the Company entered into a third transaction in which it transferred the reimbursement rights to $1.5 million of existing MUD receivables and related accrued interest, as well as $26.1 million of anticipated future MUD receivables, for total cash consideration of $17.5 million. Using the relative fair value method, $0.9 million of the cash consideration was allocated to the sale of the existing MUD receivables and $16.6 million was allocated to the sale of the anticipated future MUD receivables. As a result of the sale, the Company derecognized the existing MUD receivables and related accrued interest, resulting in a loss on sale of $0.6 million in the Condensed Consolidated Statements of Operations.

HHH 2026 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
For these transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Other liabilities, net on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of June 30, 2026, the total remaining liability was $71.1 million and the total unamortized discount was $14.4 million. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $3.2 million for the three months ended June 30, 2026, and $7.9 million for the six months ended June 30, 2026, compared to $6.7 million for the three months ended June 30, 2025, and $9.2 million for the six months ended June 30, 2025.

In July 2026, the Company entered into a fourth sales transaction of MUD receivables, in which it transferred the reimbursement rights for existing and anticipated future MUD receivables, for total cash consideration of $58.6 million. The financial impact of this transaction will be reflected in the next reporting period. At this time, the Company is unable to reasonably estimate the allocation of these amounts between the existing and anticipated future MUD receivables to estimate the loss associated with the sale but will provide further details in future disclosures.

Use of Estimates The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. The estimates and assumptions include, but are not limited to, capitalization of development costs, provision for income taxes, recoverable amounts of receivables and deferred tax assets, initial valuations of tangible and intangible assets acquired, and the related useful lives of assets upon which depreciation and amortization is based. Estimates and assumptions have also been made with respect to future revenues and costs, and the fair value of warrants, certain financial instruments, debt, and options granted. Master Planned Communities (MPC) cost of sales estimates are highly judgmental as they are sensitive to cost escalation, sales price escalation, and lot absorption, which are subject to judgment and affected by expectations about future market or economic conditions. Reserves for claims and claim expenses are subject to considerable estimation error due to the inherent uncertainty in projecting ultimate claim cost. Additionally, the future cash flow estimates and fair values used for impairment analysis are highly judgmental and reflect current and projected trends in rental, occupancy, pricing, development costs, sales pace, capitalization rates, selling costs, and estimated holding periods for the applicable assets. Evaluations of goodwill and indefinite-lived intangible assets for impairment also require considerable judgment. These estimates are affected by expectations about future market or economic conditions, and as such, actual results could differ from these and other estimates.

Impairment Analysis

Long-Lived Assets The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded for long-lived assets during the three and six months ended June 30, 2026, or 2025.

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

Investments in Unconsolidated Ventures The Company evaluates each investment in an unconsolidated venture discussed in Note 5 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for investments in unconsolidated ventures during the three and six months ended June 30, 2026, or 2025.

Goodwill and Other Intangibles Goodwill represents the excess of the consideration transferred over the fair value of the identifiable net assets acquired in a business combination. Goodwill is not amortized and is subject to periodic impairment testing. Other intangible assets with a finite life are amortized over the estimated useful life of the asset. Other intangible assets with an indefinite useful life are not amortized.
HHH 2026 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Goodwill and other indefinite-life intangible assets are tested for impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable. Finite-lived intangible assets are reviewed for indicators of impairment on an annual basis or more frequently if events or changes in circumstances indicate that the carrying amount may not be recoverable, and tested for impairment if appropriate.

The goodwill impairment test first assesses qualitative factors to determine whether goodwill is likely impaired. If the qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit is less than its carrying amount including goodwill, the Company will then perform a quantitative goodwill impairment test. If goodwill or other intangible assets are impaired, they are written down to their estimated fair value with a corresponding expense reflected in the Company’s Condensed Consolidated Statements of Operations.

Variable Interest Entities

Teravalis At June 30, 2026, and December 31, 2025, the Company owned an 88.0% interest in Teravalis, the Company’s large-scale master planned community in the West Valley of Phoenix, Arizona, and a third party owned the remaining 12.0%. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is considered the primary beneficiary and consolidates Teravalis.

Under the terms of the LLC agreement, cash distributions and the recognition of income-producing activities will be pro rata based on economic ownership interest. As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included $545.4 million of MPC assets and $65.4 million of Noncontrolling interest related to Teravalis. As of December 31, 2025, the Company’s Condensed Consolidated Balance Sheets included $543.9 million of MPC assets and $65.2 million of Noncontrolling interest related to Teravalis.

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

Once pre-sales targets are met and construction financing is obtained, the Company will contribute land and Discovery will contribute up to $5.0 million. All other necessary capital contributions will be funded by the Company. After completion of the condominium tower and closing of condominium sales, cash distributions and the recognition of income-producing activities will be pro rata based on ownership interest. At June 30, 2026, and December 31, 2025, the Company owned 100% of this venture.

The Company’s Condensed Consolidated Balance Sheets included the following amounts related to ‘Ilima.

thousands	June 30, 2026	December 31, 2025
Buildings and equipment	$7,184	$7,161
Less: accumulated depreciation	(2,553)	(1,354)
Developments	15,002	14,684
Net investment in real estate	19,633	20,491
Cash and cash equivalents	20,113	21,690
Restricted cash	162,974	136,418
Accounts receivable, net	57	65
Deferred expenses, net	17,478	13,571
Other assets, net	67	565
Total assets	$220,322	$192,800

Other liabilities, net	$181,194	$153,430
Total liabilities	$181,194	$153,430

HHH 2026 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
AdVantage Reinsurance Bermuda Ltd. The Company participates in a Bermuda-domiciled Collateralized Insurer and Segregated Accounts Company structure (AdVantage) utilized to access third-party investor capital and provide underwriting capacity for certain reinsurance business originated by the Company. AdVantage is an independent company that operates through segregated accounts that are legally separated from one another, such that the assets and liabilities of each segregated account are restricted to the benefit of the applicable investors and counterparties. The segregated accounts enter into quota share and excess-of-loss reinsurance agreements principally related to business sourced or managed by the Company. The Company’s involvement with AdVantage includes underwriting, risk sourcing, administrative services, quota share participation and, in certain instances, ownership interests in segregated accounts.

AV0002 As of June 30, 2026, the Company held a 50% participating, non-voting interest in the AV0002 segregated account. The Company has power over the activities that most significantly impact the economic performance of the account, and as such, the Company is the primary beneficiary and consolidates AV0002. As of June 30, 2026, the Company’s Condensed Consolidated Balance Sheets included $24.1 million of Cash and cash equivalents related to AV0002. The results of AV0002 are recorded a quarter in arrears due to the availability of financial information.

AV0004, AV0005, and AV0006 The Company also does business with AdVantage segregated accounts AV0004, AV0005, and AV0006 (together, the Segregated Accounts). The Segregated Accounts were formed prior to the Vantage Acquisition in connection with third-party investors. Pursuant to separate Reinsurance Services Agreements among the Segregated Accounts, AdVantage, and a Vantage subsidiary, the Company sources risk on behalf of each Segregated Account, to match the risk and return appetite of the applicable third-party investors. As of June 30, 2026, separate quota share arrangements between each Segregated Account and the Company represented a variable interest; however, as the Company does not have power over the activities that most significantly impact the economic performance of the Segregated Accounts, it is not the primary beneficiary and does not consolidate the Segregated Accounts.

The revenue components associated with the Segregated Accounts are as follows:
–The Segregated Accounts cede to the Company, and the Company assumes from them a 2.2% quota share of the Segregated Accounts’ liabilities and premiums under each reinsurance agreement entered into by the Segregated Accounts that is sourced by the Company, subject to a cap.
–The Company provides certain underwriting and related services to the Segregated Accounts and receives a fixed quarterly fee based on the capital deployed.
–The Segregated Accounts may also pay the Company a performance-based variable fee tied to the performance of such Segregated Accounts.

The quota share contracts are recorded as assumed premiums and recognized ratably over the term of the underlying reinsurance agreements. The quarterly fees for services provided to the Segregated Accounts are recognized over time in the period the relevant services are provided on a proportional basis that corresponds to the time elapsed on the applicable underlying reinsurance contract term. The variable fee was considered fully constrained and thus the transaction price at inception was zero. Management assessed this estimate at the reporting date and accrued for fees likely to be achievable.

For the three and six months ended June 30, 2026, Net earned insurance premiums includes $1.0 million related to the 2.2% quota share agreements and Other revenues includes $4.9 million related to fixed and variable fees.

AdVantage is an independent company, and as such, the assets of AdVantage can be used only to settle obligations of AdVantage and AdVantage is solely responsible for its own liabilities and commitments. The Company’s financial exposure to AdVantage is limited to its investment in AdVantage’s preference shares, its participation on a stop-loss reinsurance arrangement provided to AV0002, its quota share arrangements provided to the Segregated Accounts, and counterparty credit risk, mitigated by collateral, arising from certain reinsurance cessions from the Company to AV0002. The Company has not provided any financial or other support to AdVantage that it is not contractually required to provide.

Other Variable Interest Entities The Company owns interests in various other real estate related joint ventures that are classified as VIEs; however, the Company is not the primary beneficiary and accounts for these investments in accordance with the equity method. See Note 5 - Investments in Unconsolidated Ventures for additional information.

Noncontrolling Interests As of June 30, 2026, and December 31, 2025, noncontrolling interests were primarily related to the 12.0% noncontrolling interest in Teravalis. As of June 30, 2026, noncontrolling interest also includes the noncontrolling interest in AV0002.

HHH 2026 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Financing Receivable Credit Losses The Company is exposed to credit losses on financing receivables, which include MUD receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss on a quarterly basis using historical collection experience and future expectations by portfolio segment.

The amortized cost basis of financing receivables, consisting primarily of MUD and SID receivables, totaled $672.7 million as of June 30, 2026, and $560.3 million as of December 31, 2025. The MUD receivable balance included accrued interest of $56.2 million as of June 30, 2026, and $48.2 million as of December 31, 2025. There was no material activity in the allowance for credit losses for financing receivables for the six months ended June 30, 2026 and 2025.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

2. Vantage Acquisition

On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings, Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. References to "Vantage" herein refer to Howard Hughes Insurance Holdings, LLC and its consolidated insurance and reinsurance subsidiaries acquired in the Vantage Acquisition, unless the context otherwise requires. Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Preferred Stock to Pershing Square Holdings, Ltd. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 3 - Pershing Square for additional information. The transaction costs associated with the acquisition were $15.4 million for the three months ended June 30, 2026, and $19.0 million for the six months ended June 30, 2026, and are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

HHH 2026 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Preliminary Fair Value of Net Assets Acquired and Liabilities Assumed

The acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. As such, the Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, as summarized in the table below. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, the final underlying tax bases of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

thousands	June 4, 2026
Fair value of assets acquired:
Buildings and equipment	$118
Investments in fixed maturity securities	2,608,294
Short-term investments	32,845
Cash and cash equivalents	376,321
Restricted cash	84,450
Accounts receivable, net	788,692
Reinsurance recoverable on paid and unpaid losses	599,056
Intangibles, net	571,000
Other assets, net	626,363
Total estimated fair value of assets acquired	5,687,139

Fair value of liabilities assumed:
Reserves for claims and claim expenses	2,090,210
Unearned premiums	1,384,357
Deferred tax liabilities, net	18,437
Other liabilities, net	366,271
Total estimated fair value of liabilities assumed	3,859,275
Noncontrolling interests	7,753

Fair value of net assets acquired	1,820,111
Goodwill (a)	279,881
Total consideration	$2,099,992
(a)The excess of the purchase price over the preliminary estimated fair value of the net tangible and identifiable intangible assets acquired, net of the fair value of the liabilities assumed totaled $279.9 million in Goodwill. Goodwill represents the future economic benefits arising from other assets acquired that could not be individually identified and separately recognized, and is attributable primarily to the assembled workforce of Vantage’s underwriting, actuarial, claims and executive teams, the established specialty insurance and reinsurance platform, and financial strength ratings that could not be replicated on a comparable timeline through internal development. The Company estimated that approximately $68.5 million of the goodwill related to the acquisition of Vantage will be deductible for U.S. tax purposes. The Company has not yet completed the allocation of goodwill to its reporting units or segments, and such allocation will be finalized during the 12-month period following the acquisition date.

HHH 2026 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Identifiable indefinite-lived and finite-lived intangibles consisted of the following and are included in Intangibles, net on the Company’s Condensed Consolidated Balance Sheets:

thousands	June 4, 2026	Economic Useful Life
Broker relationships - insurance	$183,000	17 years
Broker relationships - reinsurance	44,000	15 years
Trade name	16,000	10 years
Internally developed and used technology	9,000	7 years
VOBA (a)	304,000	1 year
Insurance licenses	15,000	Indefinite
Total	$571,000
(a)The majority of VOBA amortization is expected to be recognized within the first 12 months following the acquisition, with 90% recognized in year one, 9% in year two, and 1% in year three.

The Company engaged independent valuation specialists to assist management in determining the fair values of certain acquired assets and assumed liabilities. The determination of fair value required significant judgment and estimates and was based on information available as of the acquisition date.

The fair value of investments in fixed maturity securities was based primarily on Level 2 observable market inputs obtained from independent pricing services which use proprietary valuation models and techniques, including matrix pricing, to estimate fair value using observable market inputs.

Broker relationships represent the fair value of Vantage's existing relationships with independent insurance and reinsurance brokers, which serve as the primary distribution network for the Company's specialty insurance and reinsurance operations. The fair values were estimated using the multi-period excess earnings method under the income approach and are classified as Level 3 fair value measurements. The valuation incorporates significant unobservable inputs, including projected net premiums written, retention rates based on historical experience, normalized growth assumptions, contributory asset charges, and a discount rate. The analysis also reflects management’s assumptions regarding long-term tax rates and investment yields used to estimate attributable investment income. The Company assigned estimated useful lives of 17 years for insurance broker relationships and 15 years for reinsurance broker relationships. These useful lives were determined based on an analysis of historical broker-level attrition data, which was fitted to exponential survivor curves. The selected useful lives represent the periods over which the substantial majority of the present value of economic benefits from the existing broker relationships is expected to be realized. The shorter useful life assigned to reinsurance broker relationships reflects the more concentrated nature of the reinsurance broker market. The Company considered all applicable factors, including legal, regulatory, contractual, competitive, and economic factors, and concluded that no such factors impose a useful life shorter than those selected. All broker relationship intangible assets are amortized on a straight-line basis, as the Company determined that no other method more reliably reflects the pattern in which the economic benefits of the assets are consumed.

The trade name represents the "Vantage" brand identity used in the specialty insurance and reinsurance markets. The fair value was estimated using the relief-from-royalty method under the income approach and is classified as a Level 3 fair value measurement. The valuation incorporated a royalty rate derived from market data and qualitative factors, projected net premiums written with near- and long-term growth assumptions, and a discount rate. The 10-year estimated useful life reflects the expected period over which the trade name will generate incremental economic benefit distinct from the Company's own brand identity, considering the Company's anticipated brand strategy.

Internally developed and used technology consists of custom underwriting workbenches used in Vantage's insurance and reinsurance operations. The fair value was estimated using the replacement cost method under the cost approach and is classified as a Level 3 fair value measurement. The valuation incorporated estimates of labor costs, development timing, developer’s profit, entrepreneurial incentive, and obsolescence. The 7-year estimated useful life reflects the expected period over which the existing technology platforms will continue to serve the business before requiring significant re-engineering or replacement, considering the pace of technological change.

HHH 2026 FORM 10-Q | 19

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
VOBA was valued using a discounted cash flow model applied to the run-off of unearned premium reserves, net of reinsurance, and is classified as a Level 3 fair value measurement. The valuation incorporated assumptions for loss and expense ratios, payment patterns, capital requirements, risk margin, and a discount rate based on the U.S. Treasury yield curve as of the acquisition date. VOBA is amortized in proportion to the pattern in which the underlying unearned premiums are earned, which reflects the period over which the acquired in-force contracts will generate premium revenue. The short amortization period reflects the fact that the unearned premium revenue represents premiums on policies already written but not yet earned as of the acquisition date, substantially all of which are expected to be earned within the 12 months following the closing date based on Vantage's historical earning patterns. As such, the majority of VOBA amortization is expected to be recognized within the first 12 months following the acquisition, with 90% recognized in year one, 9% in year two, and 1% in year three.

Insurance licenses represent the certificates of authority and surplus lines eligibility held by various Vantage subsidiaries in the United States and abroad. The fair values were valued using the comparable transaction method under the market approach and are classified as Level 2 fair value measurements. The valuation incorporated observable arm’s-length transaction prices from publicly reported acquisitions of shell insurance companies with operating licenses, with values selected based on transaction price statistics by license type. The Company determined that the insurance licenses have indefinite useful lives as no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives. State-issued certificates of authority are not subject to competitive re-bidding and remain in force continuously so long as the licensed entity maintains compliance with applicable regulatory requirements. Renewal involves routine filing obligations and negligible incremental cost. The Company will reassess the indefinite useful life classification each reporting period and will test these assets for impairment at least annually.

Reserves for claims and claim expenses, net of reinsurance recoverable on unpaid losses, were measured using a discounted cash flow model applied to the actuarial run-off of recorded reserves and are classified as Level 3 fair value measurements. The valuation incorporated adjustments for the time value of money and risk margin based on the U.S. Treasury yield curve, actuarial payment patterns, capital requirements, cost of capital, and reserve payout assumptions. The fair value adjustment will be amortized over the estimated payout period of the underlying claims as a reduction to prior accident year net claims and claim expenses.

The following table summarizes acquired finite-lived intangible assets which are amortized over their estimated useful lives:

	As of June 30, 2026
thousands	Gross Asset	Accumulated Amortization	Net Carrying Amount
Broker relationships - insurance	$183,000	$(798)	$182,202
Broker relationships - reinsurance	44,000	(218)	43,782
Trade name	16,000	(119)	15,881
Internally developed and used technology	9,000	(95)	8,905
VOBA	304,000	(20,239)	283,761

Future net amortization expense for acquired finite-lived intangible assets is estimated as shown below:

thousands	Statements of Operations Location	Remaining in 2026	2027	2028	2029	2030	2031
VOBA	Insurance underwriting expenses	$137,924	$131,210	$13,344	$1,283	$—	$—
Other finite-lived intangibles	Depreciation and amortization	8,292	16,584	16,584	16,583	16,584	16,584
Net amortization expense		$146,216	$147,794	$29,928	$17,866	$16,584	$16,584

HHH 2026 FORM 10-Q | 20

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Post-Acquisition Financial Results

The following table summarizes the revenue and net income (loss) attributable to Vantage from the acquisition date, June 4, 2026, through June 30, 2026, as included in the Company’s Condensed Consolidated Statements of Operations. This is provided for informational purposes only and may not be indicative of future results.

thousands	Three and Six Months Ended June 30, 2026
Total revenues	$113,141
Net income (loss) attributable to common stockholders	(15,730)

Supplemental Pro Forma Information

The following summarized pro forma consolidated income statement information assumes that the acquisition of Vantage occurred as of January 1, 2025. The pro forma amounts are for comparative purposes only, may not necessarily reflect the results of operations that would have resulted had the acquisition been completed at the beginning of the applicable period, and may not be indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Total revenues	$1,369,326	$529,797	$1,940,580	$979,343
Net income (loss) attributable to common stockholders	174,441	(13,436)	238,732	(34,469)

The pro forma results include amortization of the fair value adjustments related to VOBA, identifiable finite-lived intangible assets, and reserves for claims and claim expenses, net of the related tax impacts. The pro forma adjustments include estimates and assumptions based on currently available information, which management believes are reasonable.

3. Pershing Square

Pershing Square is considered a related party due to its ownership interest in the Company and its representation on the Company’s Board of Directors. The following disclosures summarize the material transactions and arrangements between the Company and Pershing Square during the periods presented.

Series A Non-voting Exchangeable Perpetual Preferred Stock Issuance to Pershing Square

On June 4, 2026, in connection with the Vantage Acquisition, the Company entered into a Subscription Agreement, pursuant to which it issued and sold 140,000 shares of Series A Non-voting Exchangeable Perpetual Preferred Stock (Series A Preferred Stock) with a par value of $0.01 per share to an affiliate of Pershing Square for $1.0 billion in a private placement. Net proceeds from the issuance were used to fund a portion of the Vantage Acquisition consideration and to provide additional capital to Vantage for working capital and general corporate purposes.

Preferred Stock Authorized The Company's charter authorizes 50,000,000 shares of preferred stock issuable in one or more series. The Series A Preferred Stock was issued out of this authorized amount in 14 economically identical tranches of 10,000 shares each. The remaining authorized preferred shares are undesignated and unissued.

Ranking and Voting Rights The Series A Preferred Stock is non-voting, other than customary protective provisions, and ranks pari passu with the Company's common stock with respect to payment rights and liquidation.

Dividends The Series A Preferred Stock is entitled to dividends only if declared by the majority of disinterested directors of the Board, and if declared, such dividends will be paid out of the assets of the Company legally available for the payment of dividends. Such declared dividends may not exceed the pro rata cash dividends or distributions actually received by the Company from Vantage. As such, the dividends are discretionary and noncumulative.

HHH 2026 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Exchange Right Within 60 days following (i) the end of the seventh fiscal year following the original issue date of the Series A Preferred Stock, which is December 31, 2032, and (ii) the end of each subsequent fiscal year, a holder of Series A Preferred Stock may exchange, in full-tranche increments, a number of shares of Series A Preferred Stock that exceeds 10% of its shares of Series A Preferred Stock, without the payment of additional consideration, into a number of common equity interests of Vantage (Vantage Units) as determined by an exchange ratio outlined in the governing agreements. The holders of the Series A Preferred Shares may not acquire, in the aggregate, more than 49% of Vantage Units without approval of a majority of the disinterested directors. To the extent an exchange is blocked by this ownership cap, the Company must instead repurchase the excess shares on Call Option terms as described below.

Call Option During the period between 60 and 90 days following the end of each of the first seven fiscal years following the original issue date, beginning with the fiscal year ending December 31, 2026, or as may be mutually agreed by the Company and holders representing the majority of the Series A Preferred Stock then-outstanding, the Company shall have the right, but not the obligation, to repurchase the Series A Preferred Stock in one or more full tranches (Call Option), including up to all outstanding Series A Preferred Stock. The repurchase price for each share of Series A Preferred Stock shall be equal to the greater of (i) the original issue price of the Series A Preferred Stock of $7,142.86, plus interest, compounded daily, at 4% per annum from the issuance date through the repurchase date and (ii) 1.5 times the book value of Vantage, excluding noncontrolling interest and acquisition-related goodwill and intangible assets, multiplied by the corresponding ownership percentage of Vantage represented by such share of Series A Preferred Stock, on an as-exchanged basis.

Contingent Repurchase Offer The Company is required to offer to repurchase all outstanding shares of Series A Preferred Stock upon the occurrence of certain specified events outside of the Company’s control, including (i) certain reorganization or change-of-control transactions, (ii) sale of all or substantially all of the assets or business of the Company, or (iii) specified uncured material breaches of the governing agreements. The repurchase price for each share of Series A Preferred Stock shall be cash consideration in an amount equal to the greater of (i) the amount that such holder of Series A Preferred Stock would have been entitled to receive under the Call Option and (ii) if the event triggering the repurchase offer is a direct or indirect transfer of equity in Vantage, the amount that such holder would have received in such transaction if it had exchanged its Series A Preferred Stock into Vantage units.

Defaulted Repurchase Dividend If all shares of Series A Preferred Stock are not repurchased in full when required (Repurchase Date), then beginning on the Repurchase Date and continuing until such shares are fully repurchased and the aggregate repurchase price is paid in full, the non-repurchased shares of Series A Preferred Stock shall remain outstanding and continue to have the same rights, preferences and privileges specified in the governing agreements and shall bear a dividend of 10% of the original issue price per annum (Defaulted Repurchase Dividend), to the extent permitted under applicable law. During such time, the Company is not permitted to declare or pay any distributions, dividends, redemptions or otherwise make funds available in respect of securities that rank pari passu or junior to the Series A Preferred Stock, and is required to use commercially reasonable efforts to generate sufficient funds to repurchase the remaining shares of Series A Preferred Stock in full, to the extent permitted under applicable law.

Protective Provisions and Registration Rights Agreement The governing documents also include customary protective provisions, including certain preemptive rights with respect to future issuances of equity interests of Vantage and approval rights over specified actions that could materially adversely affect the holders of the Series A Preferred Stock. In addition, the parties entered into a Registration Rights Agreement providing customary registration rights with respect to securities issuable upon exchange of the Series A Preferred Stock.

Financial Statement Impacts As the Series A Preferred Stock is redeemable for cash upon the occurrence of specified contingent redemption events mentioned above that are outside of the Company’s control, the Series A Preferred Stock is classified as mezzanine equity in the Condensed Consolidated Balance Sheets. As of the issuance date, the Series A Preferred Stock was recorded at $995.8 million, which represents the issuance-date fair value (gross proceeds) of $1.0 billion, less $4.2 million of direct issuance costs. The direct issuance costs relate to reasonable and documented expenses incurred by Pershing Square in connection with the issuance that HHH agreed to reimburse.

As of June 30, 2026, no specified redemption events have occurred and the Series A Preferred Stock is not redeemable as of this date. As the specified redemption events are outside of the Company’s control and are not considered probable until consummated, the Series A Preferred Stock does not require subsequent remeasurement to its redeemable value. The Company will continue to assess, at each reporting date, whether the Preferred Stock has become currently redeemable or probable of becoming redeemable.

HHH 2026 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company also assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the Defaulted Repurchase Dividend feature meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Series A Preferred Stock between (i) the host contract which is accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative related to the Defaulted Repurchase Dividend feature. As the Company believes the initial probability of triggering this feature is de minimis, the embedded feature has no value upon issuance or as of June 30, 2026.

Common Share Issuance to Pershing Square On May 5, 2025, the Company entered into a Share Purchase Agreement (Purchase Agreement), by and between the Company and Pershing Square Holdco, L.P. (PS Holdco), pursuant to which the Company sold to PS Holdco 9,000,000 newly issued shares of the Company’s common stock at a purchase price of $100 per share, for an aggregate purchase price of $900 million (the Pershing Square Issuance). In connection with the Purchase Agreement, the Company also entered into several other agreements, dated May 5, 2025, with PS Holdco and Pershing Square Capital Management, L.P. (together, Pershing Square), including a Services Agreement. The Company used the proceeds from the Pershing Square Issuance, along with additional sources, to complete the acquisition of Vantage in the second quarter of 2026.

As of June 30, 2026, Pershing Square beneficially owned approximately 46.7% of the Company’s outstanding shares of common stock.

Services Agreement Pursuant to the terms of the Services Agreement, dated May 5, 2025, Pershing Square supports the Company’s diversified holding company strategy by providing services to the Company, such as (i) investment advisory services, (ii) making recommendations with respect to hedging, balance sheet optimization and capital allocation, (iii) executing transactions, (iv) assisting the Company with business and corporate development functions, (v) making voting recommendations for the Company’s investments, (vi) assisting with and advising on fundraising, (vii) monitoring operations of the Company and its investments, subject to the day-to-day authority and responsibility of management of the Company, (viii) providing recommendations for persons to serve as designees or deputies of the Chief Investment Officer, (ix) engaging and supervising third-party service providers, (x) making dividend payment recommendations, and (xi) providing other services as may be agreed upon. The Services Agreement has an initial ten-year term and will have successive renewal terms of ten years.

On a quarterly basis, the Company pays Pershing Square a base advisory fee and a variable advisory fee equal to a percentage of the excess value of the quarter-end stock price of the Company’s common stock minus a reference price, multiplied by the existing share count as of the transaction date, which will not increase with the issuance of new shares of common stock. The base fee and the reference share price are subject to annual adjustment based on the Core Personal Consumption Expenditures (PCE) Price Index. The total advisory fees recognized in General and administrative expenses in the Condensed Consolidated Statements of Operations were $3.9 million for the three months ended June 30, 2026, and $7.6 million for the six months ended June 30, 2026, compared to $2.9 million for the three and six months ended June 30, 2025. As of June 30, 2026, the Company had immaterial payable amounts due to Pershing Square.

Upon consummation of the Vantage Acquisition, certain acquired subsidiaries entered into investment management agreements with Pershing Square, dated June 4, 2026, pursuant to which Pershing Square will act as investment manager of Vantage’s general account and other investment portfolios. As long as the Services Agreement remains in effect, none of the acquired subsidiaries will pay any additional investment management or advisory fees under the separate investment management agreements.

4. Investments in Fixed Maturity and Equity Securities

On June 4, 2026, the Company acquired $2.6 billion of fixed maturity investments in connection with the Vantage Acquisition. See Note 2 - Vantage Acquisition for additional information. Following the acquisition, the Company intends to reposition Vantage’s investment portfolio to include cash, short-term U.S. Treasury securities, and publicly traded equity securities. In June 2026, the Company began implementing this strategy by divesting a significant portion of its available-for-sale fixed maturity securities and initiating investments in equity securities.

HHH 2026 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Investments in Fixed Maturity Securities

Available-for-Sale Fixed Maturity Securities The following table summarizes the Company’s AFS fixed maturity securities as of June 30, 2026:

thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government	$93,277	$6	$(16)	$93,267
Asset-backed	7,111	1	—	7,112
U.S. Agencies	16,447	—	(6)	16,441
Mortgage-backed	86,439	44	(5)	86,478
U.S. Corporate	42,604	39	(6)	42,637
Foreign Governments	660	—	(12)	648
Total	$246,538	$90	$(45)	$246,583

The amortized cost and estimated fair values of AFS fixed maturity securities as of June 30, 2026, are summarized below by remaining maturity. Actual maturities may differ from contractual maturities as issuers and borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

thousands	Amortized Cost	Fair Value
Due in one year or less	$31,731	$31,712
Due after one year through five years	97,936	97,925
Due after five years through ten years	7,153	7,153
Due after ten years	16,168	16,203
Total	152,988	152,993
Asset-backed	7,111	7,112
Mortgage-backed securities	86,439	86,478
Total	$246,538	$246,583

The following table summarizes the proceeds and gross realized gains and losses from sales of AFS fixed maturity securities:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Proceeds from sales	$2,335,763	$—	$2,335,763	$—
Gross realized gains from sales	2,609	—	2,609	—
Gross realized losses from sales	(4,756)	—	(4,756)	—

Investments in Equity Securities The following table summarizes the Company’s equity securities as of June 30, 2026:

thousands	Cost Basis	Net Unrealized Gains (Losses)	Fair Value
Communications	$528,589	$(14,383)	$514,206
Consumer products	249,980	(7,367)	242,613
Financial	209,922	(2,232)	207,690
Technology	124,998	(11,972)	113,026
Total	$1,113,489	$(35,954)	$1,077,535

HHH 2026 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Net Investment Income The components of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Fixed maturity securities AFS	$8,563	$—	$8,563	$—
Equity securities	1,396	—	1,396	—
Short-term investments, cash, and other	1,301	—	1,301	—
Gross investment income	11,260	—	11,260	—
Investment expenses	(272)	—	(272)	—
Net investment income	$10,988	$—	$10,988	$—

Pledged Investments As of June 30, 2026, Vantage had restricted assets comprised of restricted cash of $84.5 million and fixed maturity investments of $223.2 million that were pledged during the normal course of business.

5. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of June 30, 2026, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	June 30,	December 31,	June 30,	December 31,	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$14,233	$10,649	$794	$(325)	$1,353	$(1,287)
Master Planned Communities:
The Summit (c)	50%	50%	32,726	35,815	1,376	(87)	891	(4,970)
Floreo (d)	50%	50%	70,970	59,008	(1,229)	(1,562)	(4,279)	(89)
Other	Various	50%	1,174	—	(716)	—	(716)	—
Strategic Developments:
West End Alexandria (c)	58%	58%	49,672	60,830	89	87	(4,865)	174
Aspect (c)(d)	85%	—%	13,611	—	—	—	—	—
Other	50%	50%	—	41	(2)	—	(30)	—
			182,386	166,343	312	(1,887)	(7,646)	(6,172)
Other investments (e)			3,767	3,779	(11)	—	5,307	5,605
Investments in unconsolidated ventures			$186,153	$170,122	$301	$(1,887)	$(2,339)	$(567)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $24.6 million at June 30, 2026, and $23.8 million at December 31, 2025, and presented in Other liabilities, net on the Condensed Consolidated Balance Sheets.
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

HHH 2026 FORM 10-Q | 25

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

Floreo In 2021, simultaneous with the Teravalis land acquisition, the Company closed on the acquisition of a 50% interest in Trillium Development Holding Company, LLC (Floreo) and entered into an LLC Agreement with JDM Partners and El Dorado Holdings to develop Floreo, the first village within the Teravalis MPC, on 3,029 acres of land in the greater Phoenix, Arizona area. The first land sales closed in the first quarter of 2024.

In October 2022, Floreo closed on a bond financing. The current borrowing capacity is $365.0 million, and outstanding borrowings as of June 30, 2026, were $276.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation and received guaranty fees of $11.0 million. As of June 30, 2026, Floreo is classified as a VIE; however, due to rights held by other members, the Company does not have a controlling financial interest in Floreo and is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to loss on this investment is limited to (i) the $71.0 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE, and (ii) cash collateral that the Company may be obligated to post related to its collateral maintenance obligation. See Note 12 - Commitments and Contingencies for additional information related to the Company’s collateral maintenance obligation.

Subsequent to June 30, 2026, JDM Partners and El Dorado Holdings were deemed to be in default under the LLC Agreement, which resulted in a significant curtailment of their governance rights and constituted a reconsideration event. As a result, it was determined that, as of July 2026, the Company became the primary beneficiary of Floreo as it has the power to direct the activities that most significantly affect Floreo’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, beginning in July 2026, the Company will consolidate Floreo and subsequently remeasure its previously held equity method investment to fair value, with the newly consolidated assets acquired, liabilities assumed, and noncontrolling interests recognized at fair value, and any resulting difference recorded as goodwill, if applicable. At this time, the Company is unable to reasonably estimate the impact of consolidating Floreo, but will provide further details in future disclosures.

Aspect In March 2026, the Company formed FP Aspect Holdings, LLC (Aspect) with Foulger-Pratt Development, LLC (Foulger-Pratt). Upon formation, HHH contributed $13.6 million in exchange for an 85% interest in Aspect and Foulger-Pratt contributed $2.4 million in exchange for a 15% interest. Per the LLC Agreement, Foulger-Pratt is the managing member. Aspect is classified as a VIE, however, despite HHH’s significant economic ownership, it does not have the ability to control the activities that most impact the economic performance of the venture, and as such is not the primary beneficiary. As of June 30, 2026, the Company’s maximum exposure to loss on this investment is limited to the $13.6 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. Aspect was created to hold a 20% ownership interest in Aspect Alexandria QOZB, LLC (Aspect Lower Tier JV). In the first quarter of 2026, Aspect Lower Tier JV purchased four acres of land from West End Alexandria, as discussed below, and will utilize the land to develop a multifamily property within the West End Alexandria area. Aspect Lower Tier JV commenced construction on the multifamily property in March 2026.

West End Alexandria In 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall. Other equity owners include Foulger-Pratt and Seritage SRC Finance. In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration. The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

HHH 2026 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Development plans include approximately four million square feet of residential, retail, commercial, and entertainment offerings integrated into a cohesive neighborhood with a central plaza, a network of parks, and public transportation. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, with completion of infrastructure work expected in 2026. During the first quarter of 2026, West End Alexandria completed the sale of four acres of land to Aspect Lower Tier JV, which as mentioned above, will utilize the land to develop a multifamily property within the West End Alexandria area. The Company recognized a loss of $4.9 million during the six months ended June 30, 2026, primarily related to its share of the loss on sale of this property.

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net All mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

thousands	June 30, 2026	December 31, 2025
Fixed-rate debt
Senior unsecured notes	$2,300,000	$2,050,000
Secured mortgages payable	1,732,234	1,793,561
Special Improvement District bonds	70,790	80,294
Variable-rate debt (a)
Secured Bridgeland Notes	85,000	85,000
Secured mortgages payable	1,312,377	1,135,359
Unamortized deferred financing costs (b)	(43,998)	(34,386)
Mortgages, notes, and loans payable, net	$5,456,403	$5,109,828
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure. See Note 7 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of June 30, 2026, land, buildings and equipment, developments, and other collateral with a net book value of $4.7 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

Senior Unsecured Notes In February 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively, the February 2026 Senior Notes). These notes will pay interest semi-annually beginning in September 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028 and used the remaining proceeds for general corporate purposes.

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

$ in thousands	Principal	Maturity Date	Interest Rate
February 2021	$650,000	February 2029	4.125%
February 2021	650,000	February 2031	4.375%
February 2026	500,000	February 2032	5.875%
February 2026	500,000	February 2034	6.125%
Senior unsecured notes	$2,300,000

HHH 2026 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

The following table summarizes the Company’s secured mortgages payable:

	June 30, 2026				December 31, 2025
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,732,234	3.13% - 8.67%	5.00%	4.6	$1,793,561	3.13% - 8.67%	4.91%	5.1
Variable rate (b)	1,312,377	5.34% - 8.86%	6.77%	2.3	1,135,359	5.77% - 8.87%	7.34%	1.3
Secured mortgages payable	$3,044,611	3.13% - 8.86%	5.76%	3.6	$2,928,920	3.13% - 8.87%	5.85%	3.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of June 30, 2026, and December 31, 2025, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 6.68% as of June 30, 2026, and 7.15% as of December 31, 2025. See Note 7 - Derivative Instruments and Hedging Activities for additional information.

During 2026, the Company’s mortgage activity included new borrowings of $370.1 million, draws on existing mortgages of $154.7 million, refinancings of $35.0 million, and repayments of $445.1 million. As of June 30, 2026, the Company’s secured mortgage loans had $970.3 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2030 to 2055 as of June 30, 2026, and fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025. During the six months ended June 30, 2026, obligations of $8.5 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Notes The Company has $600.0 million of borrowing capacity under these secured notes, which mature in 2029 and are secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 5.93%. As of June 30, 2026, outstanding borrowings were $85.0 million, and undrawn capacity was $515.0 million.

Vantage Revolving Credit Facility Vantage has a $75.0 million revolving credit facility (RCF) with the option to increase the aggregate amount by $50.0 million at the lender’s discretion. The RCF will mature in January 2028 and has a variable interest rate based on Vantage’s A.M. Best financial strength rating. As of June 30, 2026, there were no outstanding borrowings under the RCF.

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

HHH 2026 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
As of June 30, 2026, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash can not be used for general corporate purposes, it can be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

7. Derivative Instruments and Hedging Activities

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of June 30, 2026, or December 31, 2025.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The reduction in Interest expense related to the amortization of terminated swaps is immaterial.

Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $3.2 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHH 2026 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Other liabilities, net.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	June 30, 2026	December 31, 2025
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$250,000	4.50%	6/17/2025	7/1/2026	$—	$1
Interest rate cap	133,053	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	16,565	6.00%	6/20/2024	7/15/2026	—	—
Interest rate cap	197,296	5.25%	12/2/2024	12/15/2026	3	1
Interest rate cap	92,917	5.50%	2/26/2026	3/9/2028	179	—
Interest rate cap	16,397	5.50%	2/26/2026	3/9/2028	32	—

Derivative instruments designated as hedging instruments:
Interest rate swap	79,198	3.97%	5/1/2025	4/15/2026	—	(59)
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	(10)	(88)
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	113	(542)
Interest rate swap	127,000	3.50%	11/7/2025	1/8/2027	264	145
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	553	792
Interest rate swap	74,657	3.73%	4/15/2026	4/15/2027	75	—
Interest rate swap	32,400	3.96%	8/3/2026	7/10/2027	4	—
Interest rate cap	58,693	4.15%	12/21/2025	12/21/2028	412	183
Interest rate swap	300,000	3.68%	3/30/2026	3/30/2031	2,227	—
Interest rate swap	33,636	4.89%	11/1/2019	1/1/2032	2,410	1,991

Other:
Warrants (c)	n/a	n/a	Various	Various	208	—
Total fair value derivative assets					$6,480	$3,113
Total fair value derivative liabilities					(10)	(689)
Total fair value derivative asset (liability), net					$6,470	$2,424
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps, caps, and collars.
(b)Interest related to these contracts was immaterial for all periods presented.
(c)The Company holds two outstanding warrants. One warrant represents approximately 98% of the aggregate fair value and has an effective date of February 2025 and a maturity date of February 2035. The remaining warrant is immaterial and has similar economic characteristics.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Interest rate derivatives	$3,380	$(91)	$3,180	$(1,211)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Interest expense	$338	$782	$692	$1,481

Credit-risk-related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. The fair value of derivatives in a net liability position related to these agreements was immaterial as of June 30, 2026.

HHH 2026 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

In order to determine if a market is active or inactive for a security, a number of factors are considered, including, but not limited to, the spread between what a seller is asking for a security and what a buyer is bidding for the same security, the volume of trading activity for the security in question, the price of the security compared to its par value for fixed maturity investments, and other factors that may be indicative of market activity.

Recurring Fair Value Measurements The following table presents the fair value measurement hierarchy levels required under ASC 820 for the Company’s assets and liabilities that are measured at fair value on a recurring basis.

	June 30, 2026				December 31, 2025
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in AFS fixed maturity securities:
U.S. Government	$93,267	$—	$93,267	$—	$—	$—	$—	$—
Asset-backed	7,112	—	7,112	—	—	—	—	—
U.S. Agencies	16,441	—	16,441	—	—	—	—	—
Mortgage-backed	86,478	—	86,478	—	—	—	—	—
U.S. Corporate	42,637	—	42,637	—	—	—	—	—
Foreign Governments	648	—	648	—	—	—	—	—
Investments in equity securities	1,077,535	1,077,535	—	—	—	—	—	—
Short-term investments	27,822	—	27,822	—	—	—	—	—
Derivative assets	6,480	—	6,272	208	3,113	—	3,113	—
Derivative liabilities	10	—	10	—	689	—	689	—

AFS Fixed Maturity Securities The Company values Level 2 securities using observable market inputs obtained from independent pricing services which use proprietary valuation models and techniques, including matrix pricing, to estimate fair value using observable market inputs. The extent to which each observable market input is used depends on the type of security and market conditions at the balance sheet date. The Company uses the following observable market inputs, listed in the approximate order of priority, in the pricing evaluation of Level 2 securities: benchmark yields, reported trades, broker/dealer quotes, issuer spreads, two-sided markets, benchmark securities, bids, offers and reference data including market research data. Depending on the security, the priority of the use of observable market inputs may change as some observable market inputs may not be relevant or additional inputs may be necessary.

The following describes the significant inputs generally used to determine the fair value of the Company’s fixed maturity securities by asset class:
–U.S. government and government agency securities—U.S. government and government agencies and authorities’ securities are priced utilizing standard inputs.
–Asset-backed securities—generally valued using pricing models which use spreads to determine the appropriate average life of the securities. These spreads are generally obtained from the new issue market, secondary trading, and broker-dealers who trade in the relevant security market.
HHH 2026 FORM 10-Q | 31

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
–Mortgage-backed securities—generally valued using observable inputs such as daily institutional trade observations, broker quotes, and dealer runs to capture shifts in market sentiment and liquidity. The fair values use projected future cash flows by factoring in expected prepayment speeds and interest rates.
–U.S. corporate securities—generally valued using spreads above the risk-free yield curve. These spreads are generally obtained from the new issue market, secondary trading, and broker-dealers who trade in the relevant security market.
–Foreign government securities—generally valued using international indices or valuation models that incorporate daily observed yield curves, cross-currency basis index spreads, and country credit spreads.

Equity Securities The Company values Level 1 securities using quoted prices in active markets for identical securities.

Short-Term Investments The Company's short-term investments consist of U.S. Treasury bills with original maturities greater than 3 months and less than 12 months. These investments are generally valued using spreads above the risk-free yield curve using pricing information obtained from independent pricing services.

Derivative Assets and Liabilities The fair values of interest rate derivatives (Level 2) are determined using the market standard methodology of netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on an expectation of future interest rates derived from observable market interest rate curves.

Financial Instruments Not Carried at Fair Value The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		June 30, 2026		December 31, 2025
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$3,365,354	$3,365,354	$2,097,158	$2,097,158
Accounts receivable, net (b)	Level 3	940,400	940,400	134,122	134,122
Accrued investment income (c)	Level 3	3,542	3,542	—	—
Other investments (d)	Level 3	9,045	9,045	—	—
Notes receivable, net (e)	Level 3	3,578	3,578	2,932	2,932

Liabilities:
Fixed-rate debt (f)	Level 2	4,103,024	3,935,225	3,923,855	3,794,729
Variable-rate debt (f)	Level 2	1,397,377	1,397,377	1,220,359	1,220,359
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $8.6 million at June 30, 2026, and $7.2 million at December 31, 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Accrued investment income is included in Other assets, net on the Condensed Consolidated Balance Sheets.
(d)Other investments relate to held-to-maturity fixed maturity securities. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information.
(e)Notes receivable, net is shown net of an immaterial allowance at June 30, 2026, and December 31, 2025.
(f)Excludes related unamortized financing costs.

Cash and Receivables The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

Debt The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of June 30, 2026. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.
HHH 2026 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

9. Reserves for Claims and Claim Expenses

Following the Vantage Acquisition in the second quarter of 2026, the Company recorded significant reserves for claims and claim expenses. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 2 - Vantage Acquisition for additional information. As the acquisition occurred in the current period, prior-year balances as of December 31, 2025, are not included below as the Company did not own Vantage at that time and did not have material insurance operations.

The Company’s reserves for claims and claim expenses are a combination of case reserves related to reported claims that are expected to result in payment to an insured or ceding company and incurred but not reported losses (IBNR). The Company establishes reserves for claims and claim expenses using actuarial techniques and expert judgment to represent the anticipated cost of claims which have not been reported to the Company yet, or where the Company anticipates increased reporting. As these reserves are estimates, the Company’s actual losses incurred may be more or less than the Company’s previously developed estimates, which is referred to as either unfavorable or favorable development, respectively.

The following table presents a reconciliation of changes in the net reserves for claims and claim expenses:

thousands	June 30, 2026
Balance at beginning of the period:
Reserves for claims and claim expenses	$—
Reinsurance recoverable on unpaid losses	—
Net reserve for claims and claim expenses	—

Acquired net reserve for claims and claim expenses (a)	1,535,414

Net Losses incurred during the period related to:
Current period	54,548
Prior period	662
Total net losses incurred	55,210

Net losses paid during the period related to:
Current period	(3,584)
Prior period	(35,438)
Total net losses paid	(39,022)

Foreign exchange (gains) losses	(50)

Balance at end of the period:
Net reserves for claims and claim expenses	1,551,552
Reinsurance recoverable on unpaid losses (b)	563,864
Reserves for claims and claim expenses	$2,115,416
(a)Represents reserves for claims and claim expenses of $2.1 billion, net of reinsurance recoverable on unpaid losses of $554.8 million related to the Vantage Acquisition. This amount excludes reinsurance recoverable on paid losses of $44.3 million.
(b)Excludes reinsurance recoverable on paid losses of $37.7 million as of June 30, 2026.

HHH 2026 FORM 10-Q | 33

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Acquisitions and Dispositions of Real Estate Assets

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

Operating Assets In June 2026, the Company completed the sale of Creekside Park, a 292-unit multi-family property, in The Woodlands for total proceeds of $55.5 million, resulting in a gain of $25.2 million.

In June 2026, the Company completed the sale of Creekside Park The Grove, a 360-unit multi-family property, in The Woodlands for total proceeds of $71.8 million, resulting in a gain of $26.5 million.

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

11. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	June 30, 2026	December 31, 2025
Prepaid reinsurance premiums	$435,203	$—
Special Improvement District receivable, net	83,501	90,417
Security, escrow, and other deposits	82,932	54,608
Fee income receivable	65,910	—
Other	60,253	11,356
Reinsured funds held by third parties	55,552	—
Prepaid expenses	34,798	19,669
Other investments	14,685	—
Condominium inventory	10,504	3,937
Operating lease right-of-use assets	7,761	5,231
Derivative assets	6,480	3,113
Tenant incentives and other receivables, net	4,983	15,259
Notes receivable, net	3,578	2,932
TIF receivable, net	3,216	4,012
Net investment in lease receivable	2,860	2,781
Other assets, net	$872,216	$213,315

HHH 2026 FORM 10-Q | 34

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Other Liabilities, Net The following table summarizes the significant components of Other liabilities, net:

thousands	June 30, 2026	December 31, 2025
Condominium deposit liabilities	$652,456	$748,795
Reinsurance balances payable	277,900	—
Construction payables	206,872	263,845
Deferred income	153,234	166,121
Tenant and other deposits	77,636	59,736
MUD sale liability	71,095	64,364
Accounts payable and accrued expenses	58,460	69,023
Accrued payroll and other employee liabilities	57,561	31,452
Accrued interest	56,604	50,800
Other	30,548	27,911
Accrued real estate taxes	28,768	35,311
Operating lease obligations	7,539	4,868
Derivative liabilities	10	689
Other liabilities, net	$1,678,683	$1,522,915

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

Kō'ula In January 2025, the Association of Unit Owners of Kō'ula filed two complaints in the Circuit Court of the First Circuit, State of Hawai‘i, against the Company and the general contractor, with one complaint alleging multiple code violations and construction defects (Defect Action) and the other complaint claiming that the Company understated operating costs and disproportionately allocated common expenses to the detriment of unit owners (Budget Action). The Company’s insurance carrier has agreed to defend the Defect Action, while coverage for the Budget Action was denied. The Company filed a motion to consolidate both complaints, which was granted in June 2025, and the Court’s order regarding the same was entered in September 2025. The Company filed motions to dismiss both actions in October 2025, which the Court denied in January 2026. The Company then filed answers to each complaint as well as a counterclaim in the Budget Action, seeking reimbursement of its start-up costs. In March 2026, the Association filed a motion to dismiss the counterclaim, which the Court subsequently denied in June 2026. The trial is presently scheduled for September 2027. The Company has not accrued any amounts related to these claims as the damages are undetermined.

Letters of Credit and Surety Bonds As of June 30, 2026, the Company had outstanding letters of credit totaling $153.2 million and surety bonds totaling $281.2 million. As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. The letters of credit were primarily entered into by the Vantage subsidiaries as required under the terms of certain insurance and reinsurance agreements. The surety bonds were issued primarily in connection with HHC insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. See Note 18 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guarantees and, as of June 30, 2026, and December 31, 2025, there were no events requiring financial performance under the following guarantees.

HHH 2026 FORM 10-Q | 35

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Floreo Guaranty In 2022, the Company’s 50%-owned joint venture Floreo closed on a bond financing. Total borrowing capacity is $365.0 million with a maturity date of December 1, 2029. Outstanding borrowings as of June 30, 2026 were $276.0 million. A wholly owned subsidiary of the Company (HHC Subsidiary) provided a guaranty for the bond in the form of a collateral maintenance commitment under which it will post refundable cash collateral if the LTV ratio exceeds 50%. A separate wholly owned subsidiary of the Company also provided a backstop guaranty requiring the payment of cash collateral in the event HHC Subsidiary fails to make necessary payments when due. The potential cash collateral commitment associated with this guaranty is $100.0 million and the cash collateral becomes nonrefundable if Floreo defaults on the bond obligation.

The Company recognized $11.0 million in exchange for providing the guaranty. This deferred income was recorded in Other liabilities, net on the Condensed Consolidated Balance Sheets as of June 30, 2026, and December 31, 2025, and will be recognized in Other income (loss), net in a manner that corresponds to the bond repayment by Floreo. The Company’s maximum exposure under this guaranty is equal to the cash collateral that the Company may be obligated to post. As of June 30, 2026, the Company has not posted any cash collateral. Given the existence of other collateral including the undeveloped land owned by Floreo, the entity’s extensive and discretionary development plan, and its eligibility for reimbursement of a significant part of the development costs from the Community Facility District in Arizona, the Company does not expect to have to post collateral.

See Note 5 - Investments in Unconsolidated Ventures for additional information on the Floreo joint venture.

Merriweather District To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of June 30, 2026, any obligations to pay special taxes are not probable.

13. Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except percentages	2026	2025	2026	2025
Income tax expense (benefit)	$49,957	$(3,821)	$52,575	$(385)
Income (loss) before income taxes	206,914	(15,897)	217,597	(1,623)
Effective tax rate	24.1%	24.0%	24.2%	23.7%

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

14. Warrants

In April 2026, the Company entered into a warrant agreement with Marc Grandisson, a member of the Company’s Board of Directors, pursuant to which Mr. Grandisson agreed to purchase warrants to acquire 1,131,273 shares of the Company’s common stock, par value $0.01 per share, at an exercise price equal to $100 per share. Mr. Grandisson paid a purchase price of $10.0 million for the warrants, which become exercisable in April 2030 and expire in April 2031. The warrants are subject to certain transfer restrictions until they become exercisable in 2030. The purchase price paid for the warrants, which qualify as equity instruments, was credited to Additional paid-in capital in the Condensed Consolidated Balance Sheets as of June 30, 2026.

HHH 2026 FORM 10-Q | 36

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI:

thousands	AFS Fixed Maturity Securities	Derivative Instruments	Pension	Total
Balance at March 31, 2026	$—	$(1,543)	$(838)	$(2,381)
Other comprehensive income (loss) before reclassifications	(2,279)	4,425	—	2,146
(Gain) loss reclassified to net income	2,324	(439)	—	1,885
Pension adjustment	—	—	838	838
Income tax (expense) benefit	—	(944)	—	(944)
Net current-period other comprehensive income (loss)	45	3,042	838	3,925
Balance at June 30, 2026	$45	$1,499	$—	$1,544

Balance at March 31, 2025	$—	$1,077	$(928)	$149
Other comprehensive income (loss) before reclassifications	—	(119)	—	(119)
(Gain) loss reclassified to net income	—	(1,027)	—	(1,027)
Income tax (expense) benefit	—	273	—	273
Net current-period other comprehensive income (loss)	—	(873)	—	(873)
Balance at June 30, 2025	$—	$204	$(928)	$(724)

thousands
Balance at December 31, 2025	$—	$(989)	$(838)	$(1,827)
Other comprehensive income (loss) before reclassifications	(2,279)	4,160	—	1,881
(Gain) loss reclassified to net income	2,324	(908)	—	1,416
Pension adjustment	—	—	838	838
Income tax (expense) benefit	—	(764)	—	(764)
Net current-period other comprehensive income (loss)	45	2,488	838	3,371
Balance at June 30, 2026	$45	$1,499	$—	$1,544

Balance at December 31, 2024	$—	$2,896	$(928)	$1,968
Other comprehensive income (loss) before reclassifications	—	(1,608)	—	(1,608)
(Gain) loss reclassified to net income	—	(1,950)	—	(1,950)
Income tax (expense) benefit	—	866	—	866
Net current-period other comprehensive income (loss)	—	(2,692)	—	(2,692)
Balance at June 30, 2025	$—	$204	$(928)	$(724)

The following table summarizes the amounts reclassified out of AOCI:

	Three Months Ended June 30,		Six Months Ended June 30,		Affected line items in the Statements of Operations
thousands	2026	2025	2026	2025
AFS fixed maturity securities:
(Gains) losses on AFS fixed maturity securities	$2,324	$—	$2,324	$—	Investment gain (loss), net
Income tax expense (benefit)	(567)	—	(567)	—	Income tax expense (benefit)
Derivative instruments:
(Gains) losses on cash flow hedges	(439)	(1,027)	(908)	(1,950)	Interest expense
Income tax expense (benefit)	101	245	216	469	Income tax expense (benefit)
Total reclassifications of (income) loss	$1,419	$(782)	$1,065	$(1,481)

HHH 2026 FORM 10-Q | 37

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

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

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands except per share amounts	2026	2025	2026	2025
Net income (loss)
Net income (loss)	$156,957	$(12,076)	$165,022	$(1,238)
Net (income) loss attributable to noncontrolling interests	1,408	(68)	1,569	(373)
Net income (loss) attributable to common stockholders	$158,365	$(12,144)	$166,591	$(1,611)

Shares
Weighted-average common shares outstanding — basic	58,996	55,329	58,985	52,562
Restricted stock and stock options	158	—	174	—
Weighted-average common shares outstanding — diluted	59,154	55,329	59,159	52,562

Net income (loss) per common share
Basic income (loss) per share	$2.68	$(0.22)	$2.82	$(0.03)
Diluted income (loss) per share	$2.68	$(0.22)	$2.82	$(0.03)

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	428	612	391	612

Series A Preferred Stock Issuance On June 4, 2026, in connection with the Vantage Acquisition, the Company issued and sold 140,000 shares of Series A Preferred Stock. The Series A Preferred Stock does not meet the definition of a participating security as it does not participate in undistributed earnings with the Company’s common stock. Therefore, the Company is not required to apply the two-class method to its calculation of EPS. Additionally, as the dividends related to the Series A Preferred Stock are discretionary and noncumulative, only dividends actually declared in a period would impact EPS. As no dividends have been declared, there is no impact on basic EPS in the current period.

Following the end of the seventh fiscal year following the original issue date, the holder of the Series A Preferred Stock may exchange a number of shares of Series A Preferred Stock into a number of common equity interests of Vantage. Because the exchange is into equity interests of a consolidated subsidiary rather than the Company's common stock, the if-converted method is used to calculate diluted EPS. The application of the if-converted method adjusts income available to common stockholders for the Company's reduced share of Vantage's results, with no corresponding adjustment to weighted-average common shares outstanding. For the three and six months ended June 30, 2026, net income attributable to common stockholders includes a net loss related to the post-acquisition activity of Vantage. Therefore, the exchange feature is excluded from the calculation of diluted EPS as it would increase income available to common stock holders and have an anti-dilutive effect. In future periods in which Vantage generates net income, the exchange feature may have a dilutive effect.

See Note 3 - Pershing Square for additional information on the Series A Preferred Stock Issuance.

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

HHH 2026 FORM 10-Q | 38

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

17. Revenues

Revenues from contracts with customers (excluding lease- and insurance-related revenues) are recognized when control of the promised goods or services is transferred to the Company’s customers in an amount that reflects the consideration the Company expects to be entitled to in exchange for those goods or services. Revenue and cost of sales for condominium units sold are not recognized until the construction is complete, the sale closes, and the title to the property has transferred to the buyer (point in time). Additionally, certain real estate selling costs, such as the costs related to the Company’s condominium model units, are either expensed immediately or capitalized as property and equipment and depreciated over their estimated useful life.

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Revenues from contracts with customers
Condominium rights and unit sales	$706,311	$193	$709,445	$535
Master Planned Communities land sales	170,936	125,041	270,509	196,683
Builder price participation	6,868	14,138	15,550	23,425
Other revenues	15,779	10,416	26,758	20,060

Rental and lease-related revenues
Rental revenue	114,198	111,092	227,747	219,505

Insurance-related revenues
Net earned insurance premiums	97,247	—	97,247	—
Net insurance investment income	10,988	—	10,988	—
Total revenues	$1,122,327	$260,880	$1,358,244	$460,208

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

thousands
Balance at December 31, 2025	$896,896
Consideration earned during the period	(761,543)
Consideration received during the period	653,737
Balance at June 30, 2026	$789,090

Balance at December 31, 2024	$584,536
Consideration earned during the period	(33,726)
Consideration received during the period	92,582
Balance at June 30, 2025	$643,392

HHH 2026 FORM 10-Q | 39

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of June 30, 2026, was $3.8 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$664,885	$67,475	$3,083,287

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

Lessee Arrangements The Company determines whether an arrangement is a lease at inception. Operating leases are included in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. Right-of-use assets represent the Company’s right to use an underlying asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of future minimum lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company uses an estimate of the incremental borrowing rate based on the information available at the lease commencement date in determining the present value of future lease payments. The Operating lease right-of-use asset also includes any lease payments made, less any lease incentives and initial direct costs incurred. The Company does not have any finance leases.

The Company’s lessee agreements consist of operating leases primarily for ground leases and other real estate. The Company’s leases have remaining lease terms of less than 1 year to approximately 23 years, excluding extension options. The Company considers its strategic plan and the life of associated agreements in determining when options to extend or terminate lease terms are reasonably certain of being exercised. Leases with an initial term of 12 months or less are not recorded on the Condensed Consolidated Balance Sheets; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. Certain of the Company’s lease agreements include variable lease payments based on a percentage of income generated through subleases, changes in price indices and market rates, and other costs arising from operating, maintenance, and taxes. The Company’s lease agreements do not contain residual value guarantees or restrictive covenants. The Company leases certain buildings constructed on its ground leases to third parties.

The Company’s leased assets and liabilities are as follows:

thousands	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	$7,761	$5,231
Operating lease obligations	7,539	4,868

HHH 2026 FORM 10-Q | 40

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Future minimum lease payments as of June 30, 2026, are as follows:

thousands	Operating Leases
Remainder of 2026	$1,524
2027	1,729
2028	911
2029	871
2030	637
Thereafter	5,810
Total lease payments	11,482
Less: imputed interest	(3,943)
Present value of lease liabilities	$7,539

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Six Months Ended June 30,
thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$527	$333

Other Information	June 30, 2026	June 30, 2025
Weighted-average remaining lease term (years)
Operating leases	12.0	16.3
Weighted-average discount rate
Operating leases	5.7%	7.1%

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

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Total minimum rent payments	$63,543	$61,596	$125,004	$122,006

Total future minimum rents associated with operating leases are as follows as of June 30, 2026:

thousands	Total Minimum Rent
Remainder of 2026	$129,610
2027	262,746
2028	244,082
2029	224,358
2030	199,100
Thereafter	681,945
Total	$1,741,841

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

HHH 2026 FORM 10-Q | 41

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

19. Segments

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of Vantage, a privately held specialty insurance and reinsurance company. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 2 - Vantage Acquisition for additional information on the transaction.

Due to the recent timing of the Vantage Acquisition, the Company is continuing to evaluate the acquired operations, including the manner in which the Chief Operating Decision Maker (CODM) reviews financial information and allocates resources. Accordingly, the results of the acquired business have not yet been separately reflected within the Company’s segment reporting disclosures as of June 30, 2026. The Company expects to finalize its segment reporting assessment as integration activities progress. The Company separately disclosed the impact of the Vantage Acquisition in the reconciliations below.

HHH Segments The Company has three business segments, Operating Assets, MPC, and Strategic Developments, which are organized based on the different products and services that each segment offers, and are separately managed as each requires different operating strategies or management expertise reflective of management’s operating philosophies and methods. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations are within the United States.

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

The CODM, which is the Company’s Chief Executive Officer, may use different operating measures to assess operating results and allocate resources among the three segments - however the measure that is most consistent with the amounts included in the Condensed Consolidated Financial Statements is earnings before taxes (EBT). EBT, as it relates to each business segment, includes the revenues and expenses of each segment, as shown below. EBT excludes corporate expenses and other items that are not allocable to the segments. The CODM utilizes EBT to evaluate the current financial performance and project the future financial performance of each segment to determine the allocation of capital resources. This measure is also used to evaluate the need for operational adjustments, such as adjustments to prices, cost structures, and product mix necessary to achieve profitability targets.

HHH 2026 FORM 10-Q | 42

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended June 30, 2026
Total revenues	$119,960	$181,740	$707,432
Condominium rights and unit cost of sales	—	—	(575,389)
Master Planned Communities cost of sales	—	(59,057)	—
Operating costs	(36,104)	(11,333)	(7,092)
Rental property real estate taxes	(14,293)	—	(505)
(Provision for) recovery of doubtful accounts	(123)	—	—
Segment operating income (loss)	69,440	111,350	124,446
Depreciation and amortization	(52,028)	(110)	(2,068)
Interest income (expense), net	(37,873)	24,012	4,097
Other income (loss), net	(527)	—	—
Equity in earnings (losses) from unconsolidated ventures	794	(569)	76
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	—	—
Gain (loss) on extinguishment of debt	(413)	—	—
Segment EBT	$31,193	$134,683	$126,551

Three Months Ended June 30, 2025
Total revenues	$116,446	$143,701	$714
Condominium rights and unit cost of sales	—	—	(811)
Master Planned Communities cost of sales	—	(45,178)	—
Operating costs	(34,175)	(12,516)	(3,760)
Rental property real estate taxes	(14,750)	—	(615)
(Provision for) recovery of doubtful accounts	(542)	—	—
Segment operating income (loss)	66,979	86,007	(4,472)
Depreciation and amortization	(42,305)	(88)	(1,076)
Interest income (expense), net	(34,173)	18,107	4,633
Other income (loss), net	634	35	132
Equity in earnings (losses) from unconsolidated ventures	(325)	(1,649)	87
Gain (loss) on sale or disposal of real estate and other assets, net	(1)	—	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(9,498)	$102,412	$961

Six Months Ended June 30, 2026
Total revenues	$239,162	$294,021	$711,839
Condominium rights and unit cost of sales	—	—	(578,523)
Master Planned Communities cost of sales	—	(93,799)	—
Operating costs	(71,381)	(24,468)	(11,526)
Rental property real estate taxes	(30,000)	—	(1,026)
(Provision for) recovery of doubtful accounts	(64)	—	—
Segment operating income (loss)	137,717	175,754	120,764
Depreciation and amortization	(97,606)	(175)	(4,125)
Interest income (expense), net	(71,380)	45,724	9,071
Other income (loss), net	(508)	1,860	(889)
Equity in earnings (losses) from unconsolidated ventures	6,671	(4,104)	(4,906)
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	—	—
Gain (loss) on extinguishment of debt	(413)	—	—
Segment EBT	$26,281	$219,059	$119,915

HHH 2026 FORM 10-Q | 43

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Six Months Ended June 30, 2025
Total revenues	$230,448	$228,155	$1,568
Condominium rights and unit cost of sales	—	—	(1,053)
Master Planned Communities cost of sales	—	(70,392)	—
Operating costs	(68,397)	(25,507)	(7,336)
Rental property real estate taxes	(29,501)	—	(1,163)
(Provision for) recovery of doubtful accounts	(386)	—	—
Segment operating income (loss)	132,164	132,256	(7,984)
Depreciation and amortization	(85,428)	(199)	(2,234)
Interest income (expense), net	(68,391)	34,893	9,279
Other income (loss), net	438	35	(1,130)
Equity in earnings (losses) from unconsolidated ventures	4,318	(5,059)	174
Gain (loss) on sale or disposal of real estate and other assets, net	9,978	3,750	1,657
Gain (loss) on extinguishment of debt	(307)	—	—
Segment EBT	$(7,228)	$165,676	$(238)

The following represents the reconciliation of segment EBT to Income (loss) before income taxes in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Operating Assets EBT	$31,193	$(9,498)	$26,281	$(7,228)
MPC EBT	134,683	102,412	219,059	165,676
Strategic Developments EBT	126,551	961	119,915	(238)
General and administrative expense	(36,136)	(34,552)	(61,894)	(56,988)
Gain (loss) on sale of MUD receivables	(555)	(48,197)	(555)	(48,197)
Corporate interest expense, net	(22,245)	(21,930)	(42,551)	(44,120)
Vantage income (loss) before income taxes	(20,765)	—	(20,765)	—
Corporate income, expenses, and other items	(5,812)	(5,093)	(21,893)	(10,528)
Income (loss) before income taxes	$206,914	$(15,897)	$217,597	$(1,623)

The following represents the reconciliation of segment revenues to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
thousands	2026	2025	2026	2025
Operating Assets segment	$119,960	$116,446	$239,162	$230,448
MPC segment	181,740	143,701	294,021	228,155
Strategic Developments segment	707,432	714	711,839	1,568
Vantage	113,141	—	113,141	—
Corporate	54	19	81	37
Total revenues	$1,122,327	$260,880	$1,358,244	$460,208

HHH 2026 FORM 10-Q | 44

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment assets to Total assets on the Condensed Consolidated Balance Sheets are summarized as follows:

thousands	June 30, 2026	December 31, 2025
Operating Assets segment	$3,578,739	$3,606,214
MPC segment	3,628,992	3,487,301
Strategic Developments segment	1,993,045	2,378,762
Vantage	6,298,578	—
Corporate	410,689	1,167,184
Total assets	$15,910,043	$10,639,461

The following represents capital expenditures by segment:

	Six Months Ended June 30,
thousands	2026	2025
Operating Assets segment	$19,368	$19,272
MPC segment	203	75
Strategic Developments segment	42,457	112,670

HHH 2026 FORM 10-Q | 45

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHH 2026 FORM 10-Q | 46

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (Quarterly Report) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (Exchange Act). We intend these statements to be covered by the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give our current expectations relating to our financial condition, results of operations, plans, objectives, future performance, or business, and are not guarantees of performance. These statements may include words such as “anticipate,” “believe,” “estimate,” “expect,” “forecast,” “intend,” “likely,” “may,” “plan,” “project,” “realize,” “should,” “transform,” “will,” “would,” and other statements of similar expression. Forward-looking statements should not be relied upon, and actual results may differ materially from those contemplated by such forward-looking statements.

Forward-looking statements include statements regarding:

–    the changes to our strategy following the closing of the May 2025 transactions with Pershing Square
–    accelerated growth in our core Master Planned Communities assets
–    expected performance of our stabilized, income-producing properties, and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–    forecasts of our future economic performance
–    expected capital required for our operations and development opportunities for our properties
–    planned and recently-completed acquisitions, including the acquisition of Vantage Group Holdings Ltd. (Vantage), and our ability to integrate and realize the economic benefits of acquired businesses
–    impact of technology on our operations and business
–    expected performance of our segments
–    expected commencement and completion for property developments and timing of sales or rentals of certain properties
–    risks related to our insurance and reinsurance business, including underwriting, reserving, catastrophe, reinsurance, capital, liquidity, and regulatory risks
–    estimates of our future liquidity, development opportunities, development spending, and management plans; and
–    descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to realize the anticipated benefits of the transactions with Pershing Square and our strategy of becoming a diversified holding company
–our ability to identify and consummate transactions as part of our strategy of becoming a diversified holding company
–risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to our existing real estate business
–our ability to integrate Vantage’s insurance and reinsurance business into our operations, and realize the financial and strategic benefits currently anticipated from such acquisition
–our ability to realize the anticipated benefits of recent transactions, including the May 2025 transactions with Pershing Square and the spinoff of Seaport Entertainment Group Inc. in 2024
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy impacting the real estate and insurance and reinsurance businesses, including but not limited to inflation and changes in interest rates
–changes in trade policies, including tariffs, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions, climate change, natural disasters, pandemics or other catastrophes, that may cause property damage or interrupt our real estate or insurance or reinsurance business
–losses that are not insured or exceed the applicable insurance limits as well as insufficient reserves for losses
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
HHH 2026 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
–regulation of the portions of our business that are dedicated to the formation and sale of condominiums or insurance and reinsurance, as applicable, including obtaining government permits necessary for the development of our properties
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–insufficient reserves for insurance claims and claim expenses due to the impact of social inflation or other factors
–greater-than-expected loss ratios on business written by Vantage
–Vantage’s ability to accurately assess underwriting risk and establish adequate premium rates
–decreases in pricing for property and casualty reinsurance and insurance
–Vantage’s ability to purchase adequate reinsurance
–Vantage’s ability to maintain financial strength ratings
–material variation of analytical models used in decision making from actual results
–Vantage’s ability to comply with insurance and tax laws and regulations and other regulatory challenges, including to obtain licenses or admittance in additional jurisdictions to develop its business;
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks on us or our vendors
–our indebtedness, including our $650,000,000 4.125% senior unsecured notes due 2029, $650,000,000 4.375% senior unsecured notes due 2031, $500,000,000 5.875% senior unsecured notes due 2032, and $500,000,000 6.125% senior unsecured notes due 2034, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our dependence on the operations and funds of our subsidiaries, including The Howard Hughes Corporation and Vantage; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

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

HHH 2026 FORM 10-Q | 48

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

OVERVIEW

Description of Business

Overview Howard Hughes Holdings Inc. (HHH or the Company) is a holding company that owns subsidiaries engaged in various diverse business activities. These include a real estate development subsidiary that operates a large-scale, mixed-use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income-producing properties, and a specialty insurance and reinsurance subsidiary, which provides property, casualty, and specialty insurance and reinsurance.

Vantage Acquisition On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings, Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). References to "Vantage" herein refer to Howard Hughes Insurance Holdings, LLC and its consolidated insurance and reinsurance subsidiaries acquired in the Vantage Acquisition, unless the context otherwise requires. Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Preferred Stock to Pershing Square Holdings, Ltd. See Note 2 - Vantage Acquisition and Note 3 - Pershing Square in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information. The accompanying Condensed Consolidated Financial Statements reflect the assets acquired, liabilities assumed, and results of operations of Vantage beginning on the acquisition date. Accordingly, the Company's results for the three and six months ended June 30, 2026 include Vantage's results only for the period subsequent to the acquisition date.

Vantage operates in the United States (U.S.) and Bermuda. Vantage writes insurance business in the U.S. on both an admitted and excess and surplus basis, and writes specialty insurance and reinsurance business in Bermuda on a worldwide basis. Insurance product lines offered by its U.S. insurance subsidiaries include casualty, property, professional liability, financial lines, healthcare, construction, and political risk and credit. Insurance products offered by its Bermuda subsidiary include financial and professional lines and healthcare and excess casualty. Vantage’s reinsurance operations include specialty, property and casualty, financial lines, and property catastrophe. Vantage also earns net investment income and net fee income. The acquisition diversifies our portfolio and is expected to provide recurring premium and fee-based revenues and investment income over time.

Segments Due to the recent timing of the Vantage Acquisition, the Company is continuing to evaluate the acquired operations, including the manner in which the chief operating decision maker reviews financial information and allocates resources. Accordingly, the results of the acquired business have not yet been separately reflected within the Company’s segment reporting disclosures as of June 30, 2026. The Company expects to finalize its segment reporting assessment as integration activities progress. We have separately disclosed the impact of Vantage on consolidated results below to enable investors to understand the contribution of the acquisition to the period.

We continue to operate through three business segments: Operating Assets, MPCs, and Strategic Developments. In our MPC segment, we plan, develop, and manage small cities and large-scale, mixed-use communities, in markets with strong long-term growth fundamentals. This business focuses on the horizontal development of residential land. The improved acreage is then sold to homebuilders who build and sell homes to new residents. New homeowners create demand for commercial developments, such as retail, office, and hospitality offerings. We build these commercial properties through Strategic Developments at the appropriate times, which helps mitigate development risk, using the cash flow harvested from the sale of land to homebuilders. Once the commercial developments are completed, the assets transition to Operating Assets, which increases recurring Net Operating Income (NOI). New office, retail, and other commercial amenities make our MPC residential land more appealing to buyers and increase the velocity of land sales at premiums that typically exceed the broader market and generate more cash flow from MPCs. Our Strategic Developments segment also develops and sells residential condominiums in Hawai‘i.

Non-GAAP Measures In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI and Net Debt. See the Operating Assets and Short- and Long-Term Liquidity sections below for the reconciliations of these non-GAAP to GAAP financial measures and statements indicating why management believes these non-GAAP financial measures provide useful information for investors.

HHH 2026 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Second Quarter 2026 Highlights

Comparison of the three months ended June 30, 2026, to the three months ended June 30, 2025

Total Company
–Net income attributable to common stockholders increased to income of $158.4 million in the current quarter, compared to a loss of $12.1 million in the prior-year period. This increase was primarily driven by condominium sales at The Park Ward Village, gains on the sale of two multifamily properties in the current period, and an increase in MPC EBT attributable to changes in deferred revenue and an increase in residential land sales closed in Summerlin. These increases were partially offset by a net loss attributable to Vantage following the completion of the Vantage Acquisition in the current period.
–We continue to maintain a strong liquidity position with $2.6 billion of cash and cash equivalents, including cash held at Vantage, $515.0 million of undrawn capacity on our Secured Bridgeland Notes, $970.3 million of undrawn lender commitments available to be drawn for property development, subject to certain restrictions, and limited near-term debt maturities, all as of June 30, 2026.

Operating Assets
–Operating Assets NOI totaled $68.5 million in the current quarter, a $1.6 million increase compared to $66.9 million in the prior-year period.
–Operating Assets results reflect modest increases across all property types driven by strong leasing activity and expiration of rent abatements.
–In the second quarter of 2026, the Company completed the sale of two multifamily properties in The Woodlands, resulting in a gain of $51.8 million.

MPC
–MPC EBT totaled $134.7 million in the current quarter, a $32.3 million increase compared to $102.4 million in the prior-year period.
–The increase in EBT was primarily due to changes in deferred revenue, net of associated deferred costs, an increase in SID bond assumptions, and residential MPC land sales closed in Summerlin.

Strategic Developments
–Strategic Developments EBT totaled $126.6 million in the current quarter, a $125.6 million increase compared to $1.0 million in the prior-year period.
–The increase in EBT was primarily due to the closing of 527 units at The Park Ward Village in the current quarter.

Corporate Income, Expenses, and Other Items
–Corporate income, expenses, and other items, excluding the Vantage pre-tax net loss discussed below, included an increase in net expenses of $8.8 million primarily due to an increase in income tax expense and a net increase in general and administrative expenses, primarily related to Vantage Acquisition transaction costs, partially offset by a decrease in compensation and benefit costs related to the strategic reduction in force in 2025. These increases in expenses were partially offset by a reduction in loss on sale of MUD receivables.
–Net income includes a pre-tax net loss of $20.8 million related to the post-acquisition activity of Vantage. This includes a net investment loss of $38.3 million, primarily attributable to unrealized losses on equity securities and realized losses on the sale of fixed maturity securities. Without the impact of the net investment loss, Vantage generated pre-tax net income of $17.5 million in the post-acquisition period. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.

HHH 2026 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the six months ended June 30, 2026, to the six months ended June 30, 2025

Net income attributable to common stockholders increased $168.2 million to $166.6 million in the six months ended June 30, 2026, compared to a loss of $1.6 million in the prior-year period.
–Strategic Developments EBT increased $120.2 million, primarily due to the closing of condominium units at The Park Ward Village in the current period, partially offset by a decrease in equity earnings related to the recognition of the Company’s share of a loss on sale of land at our West End Alexandria joint venture.
–MPC EBT increased $53.4 million, primarily due to changes in deferred revenue, net of associated deferred costs and an increase in SID bond assumptions in Summerlin, increases in residential MPC land sales closed in Bridgeland and The Woodlands Hills, and increases in commercial MPC land sales closed in The Woodlands and Bridgeland.
–Operating Assets EBT increased $33.5 million primarily due to an increase in gain on sale of real estate and an increase in rental revenues, net of operating costs due to increased leasing activity across our portfolio, partially offset by an increase in depreciation and amortization.
–Net income includes a pre-tax net loss of $20.8 million related to the post-acquisition activity of Vantage. This includes a net investment loss of $38.3 million, primarily attributable to unrealized losses on equity securities and realized losses on the sale of fixed maturity securities. Without the impact of the net investment loss, Vantage generated pre-tax net income of $17.5 million in the post-acquisition period. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.
–Corporate income, expenses, and other items, excluding the Vantage pre-tax net loss discussed above, included an increase in net expenses of $20.0 million, primarily due to an increase in income tax expense, recognition of a loss on extinguishment of debt, and a net increase in general and administrative expenses, primarily related to Vantage Acquisition transaction costs and Pershing Square advisory fees, partially offset by a decrease in compensation and benefit costs related to the strategic reduction in force in 2025. These increases in expenses were partially offset by a reduction in loss on sale of MUD receivables.

Refer to the Second Quarter 2026 Highlights section above for information on the variances for the three months ended June 30, 2026.

See segment discussions for more detail about the changes described above.

HHH 2026 FORM 10-Q | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental revenue	$114,200	$111,118	$3,082	3%	$227,749	$219,472	$8,277	4%
Other revenues	5,760	5,328	432	8%	11,413	10,976	437	4%
Total revenues	119,960	116,446	3,514	3%	239,162	230,448	8,714	4%

Operating costs	(36,104)	(34,175)	(1,929)	(6)%	(71,381)	(68,397)	(2,984)	(4)%
Rental property real estate taxes	(14,293)	(14,750)	457	3%	(30,000)	(29,501)	(499)	(2)%
(Provision for) recovery of doubtful accounts	(123)	(542)	419	77%	(64)	(386)	322	83%
Total operating expenses	(50,520)	(49,467)	(1,053)	(2)%	(101,445)	(98,284)	(3,161)	(3)%
Segment operating income (loss)	69,440	66,979	2,461	4%	137,717	132,164	5,553	4%
Depreciation and amortization	(52,028)	(42,305)	(9,723)	(23)%	(97,606)	(85,428)	(12,178)	(14)%
Interest income (expense), net	(37,873)	(34,173)	(3,700)	(11)%	(71,380)	(68,391)	(2,989)	(4)%
Other income (loss), net	(527)	634	(1,161)	(183)%	(508)	438	(946)	NM
Equity in earnings (losses) from unconsolidated ventures	794	(325)	1,119	NM	6,671	4,318	2,353	54%
Gain (loss) on sale or disposal of real estate and other assets, net	51,800	(1)	51,801	NM	51,800	9,978	41,822	NM
Gain (loss) on extinguishment of debt	(413)	(307)	(106)	(35)%	(413)	(307)	(106)	(35)%
Segment EBT	$31,193	$(9,498)	$40,691	NM	$26,281	$(7,228)	$33,509	NM
NM Not meaningful.

For the three months ended June 30, 2026:

Operating Assets segment EBT increased $40.7 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $51.8 million primarily due to the sale of two multifamily properties in The Woodlands in 2026.

This increase to EBT was partially offset by the following:
–Depreciation and amortization increased $9.7 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the current quarter to allow for the construction of future condo towers.

For the six months ended June 30, 2026:

Operating Assets segment EBT increased $33.5 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $41.8 million primarily due to the sale of two multifamily properties in The Woodlands in 2026, compared to the sale of two land parcels and a retail space in Ward Village in 2025.
–Rental revenues, net of Operating costs increased $5.3 million primarily due to increased leasing activity across our portfolio and expiration of rent abatements.

These increases to EBT were partially offset by the following:
–Depreciation and amortization increased $12.2 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the current quarter to allow for the construction of future condo towers.

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

HHH 2026 FORM 10-Q | 52

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

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Assets segment EBT	$31,193	$(9,498)	$40,691	NM	$26,281	$(7,228)	$33,509	NM
Add back:
Depreciation and amortization	52,028	42,305	9,723	23%	97,606	85,428	12,178	14%
Interest (income) expense, net	37,873	34,173	3,700	11%	71,380	68,391	2,989	4%
Equity in (earnings) losses from unconsolidated ventures	(794)	325	(1,119)	NM	(6,671)	(4,318)	(2,353)	(54)%
(Gain) loss on sale or disposal of real estate and other assets, net	(51,800)	1	(51,801)	NM	(51,800)	(9,978)	(41,822)	NM
(Gain) loss on extinguishment of debt	413	307	106	35%	413	307	106	35%
Impact of straight-line rent	(1,015)	(373)	(642)	(172)%	(3,637)	(1,533)	(2,104)	(137)%
Other	600	(384)	984	NM	585	(195)	780	NM
Operating Assets NOI	$68,498	$66,856	$1,642	2%	$134,157	$130,874	$3,283	3%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Office	$36,165	$35,159	$1,006	3%	$69,877	$68,062	$1,815	3%
Retail	13,890	13,394	496	4%	27,854	27,204	650	2%
Multifamily	15,557	15,264	293	2%	30,255	29,259	996	3%
Other	1,713	1,431	282	20%	3,408	2,973	435	15%
Dispositions (a)	1,173	1,608	(435)	(27)%	2,763	3,376	(613)	(18)%
Operating Assets NOI	$68,498	$66,856	$1,642	2%	$134,157	$130,874	$3,283	3%
(a)Properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $1.6 million for the three months ended June 30, 2026, and $3.3 million for the six months ended June 30, 2026, compared to the prior-year periods with modest increases across all property types primarily driven by strong leasing activity and expiration of rent abatements.

HHH 2026 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Master Planned Communities land sales	$170,936	$125,041	$45,895	37%	$270,509	$196,683	$73,826	38%
Builder price participation	6,868	14,138	(7,270)	(51)%	15,550	23,425	(7,875)	(34)%
Other revenues	3,936	4,522	(586)	(13)%	7,962	8,047	(85)	(1)%
Total revenues	181,740	143,701	38,039	26%	294,021	228,155	65,866	29%

Master Planned Communities cost of sales	(59,057)	(45,178)	(13,879)	(31)%	(93,799)	(70,392)	(23,407)	(33)%
Operating costs	(11,333)	(12,516)	1,183	9%	(24,468)	(25,507)	1,039	4%
Total operating expenses	(70,390)	(57,694)	(12,696)	(22)%	(118,267)	(95,899)	(22,368)	(23)%
Segment operating income (loss)	111,350	86,007	25,343	29%	175,754	132,256	43,498	33%
Depreciation and amortization	(110)	(88)	(22)	(25)%	(175)	(199)	24	12%
Interest income (expense), net	24,012	18,107	5,905	33%	45,724	34,893	10,831	31%
Other income (loss), net	—	35	(35)	(100)%	1,860	35	1,825	NM
Equity in earnings (losses) from unconsolidated ventures	(569)	(1,649)	1,080	65%	(4,104)	(5,059)	955	19%
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	NM	—	3,750	(3,750)	(100)%
Segment EBT	$134,683	$102,412	$32,271	32%	$219,059	$165,676	$53,383	32%
NM Not meaningful.

The following table presents MPC segment EBT by MPC:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Bridgeland	$23,244	$21,371	$1,873	9%	$57,978	$38,163	$19,815	52%
Summerlin	107,896	83,235	24,661	30%	157,309	125,324	31,985	26%
Teravalis	(1,588)	(1,820)	232	13%	(5,039)	(734)	(4,305)	NM
The Woodlands	72	(2,309)	2,381	103%	852	(1,087)	1,939	178%
The Woodlands Hills	5,059	1,935	3,124	161%	7,959	4,010	3,949	98%
Segment EBT	$134,683	$102,412	$32,271	32%	$219,059	$165,676	$53,383	32%
NM Not meaningful.

For the three months ended June 30, 2026:

MPC segment EBT increased $32.3 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales increased $32.0 million primarily due to increases in Summerlin related to changes in deferred revenue, net of associated deferred costs, an increase in SID bond assumptions, and an increase in residential MPC land sales, as well as an increase in residential MPC land sales closed in The Woodlands Hills. See Master Planned Communities Land Sales and Residential and Commercial Land Sales Closed tables below for additional information on land sales activity in the period.
–Interest income increased $5.9 million primarily due to increased capitalized interest in Bridgeland and Summerlin.
–Builder price participation decreased $7.3 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin.

HHH 2026 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the six months ended June 30, 2026:

MPC segment EBT increased $53.4 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales increased $50.4 million primarily due to increases in Summerlin related to changes in deferred revenue, net of associated deferred costs and an increase in SID bond assumptions, as well as an increase in residential MPC land sales closed in Bridgeland and The Woodlands Hills, and increases in commercial MPC land sales closed in The Woodlands and Bridgeland.
–Interest income increased $10.8 million primarily due to increased capitalized interest in Bridgeland and Summerlin.
–Builder price participation decreased $7.9 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin and Bridgeland.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the three and six months ended June 30, 2026 and 2025. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total residential land sales closed	$156,701	$149,148	$7,553	5%	$242,334	$218,730	$23,604	11%
Total commercial land sales closed	5,426	—	5,426	NM	8,983	—	8,983	NM
Net recognized (deferred) revenue:
Bridgeland	681	1,064	(383)	(36)%	921	1,376	(455)	(33)%
The Woodlands	102	—	102	NM	440	21	419	NM
The Woodlands Hills	—	—	—	NM	15	—	15	NM
Summerlin	713	(25,333)	26,046	103%	9,068	(26,151)	35,219	135%
Total net recognized (deferred) revenue	1,496	(24,269)	25,765	106%	10,444	(24,754)	35,198	142%
Special Improvement District revenue	7,313	162	7,151	NM	8,748	2,707	6,041	NM
Master Planned Communities land sales	$170,936	$125,041	$45,895	37%	$270,509	$196,683	$73,826	38%
NM Not meaningful.

HHH 2026 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the three and six months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$22,683	$26,121	30.2	40.3	$751	$648

Summerlin
Superpad sites	126,069	106,433	73.1	64.6	1,725	1,648
Custom lots	—	14,700	—	1.9	—	7,737

The Woodlands Hills
Single family	7,949	1,894	16.4	3.7	485	512
Total residential land sales closed (a)	$156,701	$149,148	119.7	110.5	$1,309	$1,350

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	3,250	—	2.0	—	1,625	—

Total commercial land sales closed (a)	$5,426	$—	4.0	—	$1,357	$—

	Six Months Ended June 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$65,241	$48,489	92.1	77.3	$708	$627

Summerlin
Superpad sites	148,469	151,856	85.9	94.0	1,728	1,615
Custom lots	15,750	14,700	2.2	1.9	7,159	7,737

The Woodlands Hills
Single family	12,874	3,685	26.5	7.5	486	491
Total residential land sales closed (a)	$242,334	$218,730	206.7	180.7	$1,172	$1,210

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	6,807	—	7.8	—	873	—
Total commercial land sales closed (a)	$8,983	$—	9.8	—	$917	$—
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Please see the summary of MPC land sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the three and six months ended June 30, 2026 and 2025.

HHH 2026 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

MPC Land Inventory The following table summarizes MPC land inventory activity for the six months ended June 30, 2026:

thousands	Bridgeland	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2025	$522,231	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
Development expenditures (a)	138,789	112,881	1,339	1,828	19,459	274,296
MPC Cost of sales	(23,795)	(62,893)	—	(1,878)	(5,233)	(93,799)
MUD reimbursable costs (b)	(116,571)	—	—	(489)	(13,606)	(130,666)
Transfer to Strategic Developments and Operating Assets Segments	—	—	—	(1,175)	—	(1,175)
Other	(24,076)	(9,699)	114	58	(3,356)	(36,959)
Balance June 30, 2026	$496,578	$1,297,342	$548,664	$185,659	$118,531	$2,646,774
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

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Condominium rights and unit sales	$706,311	$193	$706,118	NM	$709,445	$535	$708,910	NM
Rental revenue	(2)	(26)	24	92%	(2)	33	(35)	(106)%
Other revenues	1,123	547	576	105%	2,396	1,000	1,396	140%
Total revenues	707,432	714	706,718	NM	711,839	1,568	710,271	NM

Condominium rights and unit cost of sales	(575,389)	(811)	(574,578)	NM	(578,523)	(1,053)	(577,470)	NM
Operating costs	(7,092)	(3,760)	(3,332)	(89)%	(11,526)	(7,336)	(4,190)	(57)%
Rental property real estate taxes	(505)	(615)	110	18%	(1,026)	(1,163)	137	12%
Total operating expenses	(582,986)	(5,186)	(577,800)	NM	(591,075)	(9,552)	(581,523)	NM
Segment operating income (loss)	124,446	(4,472)	128,918	NM	120,764	(7,984)	128,748	NM
Depreciation and amortization	(2,068)	(1,076)	(992)	(92)%	(4,125)	(2,234)	(1,891)	(85)%
Interest income (expense), net	4,097	4,633	(536)	(12)%	9,071	9,279	(208)	(2)%
Other income (loss), net	—	132	(132)	(100)%	(889)	(1,130)	241	21%
Equity in earnings (losses) from unconsolidated ventures	76	87	(11)	(13)%	(4,906)	174	(5,080)	NM
Gain (loss) on sale or disposal of real estate and other assets, net	—	1,657	(1,657)	(100)%	—	1,657	(1,657)	(100)%
Segment EBT	$126,551	$961	$125,590	NM	$119,915	$(238)	$120,153	NM
NM Not meaningful.

HHH 2026 FORM 10-Q | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended June 30, 2026:

Strategic Developments segment EBT increased $125.6 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $131.5 million due to the closing of 527 units at The Park Ward Village in the current period.

For the six months ended June 30, 2026:

Strategic Developments segment EBT increased $120.2 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $131.4 million due to the closing of 527 units at The Park Ward Village and the remaining 6 units at Ulana Ward Village in the current period.
–Equity earnings decreased $5.1 million due to the recognition of the Company’s share of a loss on sale of land at our West End Alexandria joint venture. See Note 5 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums Ulana Ward Village was completed in the fourth quarter of 2025, and the remaining six units closed in the first quarter of 2026. The Park Ward Village was completed in the second quarter of 2026, and 527 of the 545 units were closed in the second quarter of 2026. As of June 30, 2026, The Park Ward Village is 97% sold with the remaining units in condominium inventory.

Under Construction and Predevelopment Condominiums The Company commenced construction on The Launiu in the first quarter of 2026. The following provides further detail for our under construction and predevelopment condominium projects as of June 30, 2026:

	Location	Units Under Contract	Total Units	Total % of Units Under Contract	Completion Date
Under construction
Kalae	Honolulu, HI	309	329	94%	2028
The Ritz-Carlton Residences	The Woodlands, TX	85	111	77%	2027
The Launiu	Honolulu, HI	362	485	75%	2028
Predevelopment
Melia	Honolulu, HI	154	220	70%	2030
‘Ilima	Honolulu, HI	93	148	63%	2030

HHH 2026 FORM 10-Q | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative expenses	$(36,136)	$(34,552)	$(1,584)	(5)%	$(61,894)	$(56,988)	$(4,906)	(9)%
Gain (loss) on sale of MUD receivables	(555)	(48,197)	47,642	99%	(555)	(48,197)	47,642	99%
Corporate interest expense, net	(22,245)	(21,930)	(315)	(1)%	(42,551)	(44,120)	1,569	4%
Gain (loss) on extinguishment of debt	—	—	—	NM	(10,226)	—	(10,226)	NM
Corporate depreciation and amortization	(1,135)	(856)	(279)	(33)%	(2,075)	(1,603)	(472)	(29)%
Vantage income (loss) before income taxes	(20,765)	—	(20,765)	NM	(20,765)	—	(20,765)	NM
Income tax (expense) benefit	(49,957)	3,821	(53,778)	NM	(52,575)	385	(52,960)	NM
Other	(4,677)	(4,237)	(440)	(10)%	(9,592)	(8,925)	(667)	(7)%
Total Corporate income, expenses, and other items	$(135,470)	$(105,951)	$(29,519)	(28)%	$(200,233)	$(159,448)	$(40,785)	(26)%
NM Not meaningful.

For the three months ended June 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $53.8 million primarily due to an increase in Income before income taxes. Refer to Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Vantage loss before income taxes of $20.8 million is included in the Company’s results following the completion of the Vantage Acquisition. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.
–General and administrative expenses increased $1.6 million primarily due to $15.4 million of Vantage Acquisition transaction costs. This increase was partially offset by a decrease of $12.6 million in compensation and benefits, primarily due to the strategic reduction in force in 2025.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables decreased $47.6 million as a result of a $0.6 million loss recognized in the second quarter of 2026, compared to a $48.2 million loss recognized in the second quarter of 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

For the six months ended June 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Income tax expense increased $53.0 million primarily due to an increase in Income before income taxes.
–Vantage loss before income taxes of $20.8 million is included in the Company’s results following the completion of the Vantage Acquisition.
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
HHH 2026 FORM 10-Q | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–General and administrative expenses increased $4.9 million primarily due to $19.0 million of Vantage Acquisition transaction costs and an increase of $4.7 million in Pershing Square advisory fees in the current period. These increases were partially offset by a decrease of $16.3 million in compensation and benefits, primarily due to the strategic reduction in force in 2025.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables decreased $47.6 million as a result of a $0.6 million loss recognized in the second quarter of 2026, compared to a $48.2 million loss recognized in the second quarter of 2025.

Pershing Square Advisory Fees Pershing Square supports the Company’s diversified holding company strategy by providing certain investment and advisory services. Starting in the second quarter of 2025, the Company began paying Pershing Square a quarterly advisory fee that includes base and variable components. The variable fee is calculated based on the excess of the quarter-end stock price over a reference price. As such, no variable fee is owed in a period that the quarter-end stock price does not exceed the reference price. Refer to Note 3 - Pershing Square in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information on the advisory fee.

The base and variable components of the quarterly advisory fee are detailed below:

	Three Months Ended June 30,				Six Months Ended June 30,
thousands	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Base fee	$3,786	$2,349	$1,437	61%	$7,572	$2,349	$5,223	NM
Variable fee	64	540	(476)	(88)%	64	540	(476)	(88)%
Total Pershing Square advisory fee	$3,850	$2,889	$961	33%	$7,636	$2,889	$4,747	164%
NM Not meaningful.

Vantage Post-Acquisition Results The discussion below summarizes the contribution of Vantage to our consolidated results for the three and six months ended June 30, 2026. The amounts reflect only the period from the acquisition date through June 30, 2026. As the acquisition was completed during the current period, there is no corresponding prior-year period for these operations, and as such period-over-period analysis for Vantage is not applicable. Due to the limited post-acquisition period, the results discussed below are not necessarily indicative of expected performance over the full year. See Note 2 - Vantage Acquisition in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information about the Vantage Acquisition.

Vantage operates in the United States (U.S.) and Bermuda and writes business on both an admitted and excess and surplus basis. Product lines offered by its U.S. insurance subsidiaries include casualty, property, professional liability, financial lines, healthcare, construction, and political risk and credit. Products offered by its Bermuda subsidiary include financial and professional lines and healthcare and excess casualty. Vantage’s reinsurance operations consist of products offered by its Bermuda subsidiary and product lines offered include specialty, property and casualty, financial lines, and property catastrophe. Vantage also earns net investment income and net fee income.

Key drivers of the operating results of Vantage include:
–The level and mix of gross and net written and earned premiums by line of business and geography;
–The frequency and severity of insured loss activity, including catastrophe events and prior‑year reserve development;
–The structure, cost, and recoveries associated with our reinsurance programs;
–Investment income earned from the insurance investment portfolio and required regulatory capital; and
–Investment gains and losses attributable to the Company’s insurance investment portfolio.

We expect to refine our disclosure of applicable key performance indicators for Vantage as we complete integration activities and as the CODM incorporates these metrics into ongoing operating decisions.

HHH 2026 FORM 10-Q | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents the post-acquisition activity associated with Vantage included in the three and six months ended June 30, 2026:

thousands	Three and Six Months Ended June 30, 2026
Gross written insurance premiums	$156,059
Net written insurance premiums	$107,208

Net earned insurance premiums	$97,247
Insurance claims and claim expenses	(55,210)
Insurance underwriting expenses
Acquisition costs	(1,129)
VOBA amortization	(20,239)
Other insurance underwriting expenses	(16,013)
Underwriting income (loss)	4,656
Net insurance investment income	10,988
Other revenues	4,906
Depreciation and amortization	(1,268)
Other expenses	(1,679)
Investment gain (loss), net	(38,278)
Other income (loss), net	(90)
Vantage income (loss) before income taxes	$(20,765)

Ratios (a)
Loss ratio	56.8%
Expense ratio	38.4%
Combined ratio	95.2%
(a)Given the short measurement period and normal volatility in property and casualty results, we do not consider the post-acquisition ratios to be representative of expected full-year performance.

Net insurance earned premiums include insurance and reinsurance premiums. Insurance claims and claim expenses include incurred losses on insured events and changes in estimates of unpaid claims and claim expenses, including both case reserves and incurred but not reported reserves. This corresponds to a loss ratio (Insurance claims and claim expenses to Net insurance earned premiums) of 56.8% in the post-acquisition period. Refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Insurance underwriting expenses include $20.2 million of VOBA amortization, $16.0 million of other insurance underwriting expenses comprised of costs directly attributable to operating the insurance business, including certain personnel, technology and administrative functions that support underwriting activities, and $1.1 million of amortization of deferred acquisition costs incurred subsequent to the Vantage Acquisition. This corresponds to an expense ratio (Insurance underwriting expenses to Net insurance earned premiums) of 38.4% in the post-acquisition period.

Net insurance investment income includes interest and dividend income related to the Company’s investments in fixed maturity securities, equity securities, and short-term investments, less related expenses. See Note 4 - Investments in Fixed Maturity and Equity Securities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information about the Company’s investments.

Other revenues and other expenses include fee income and related expenses associated with AdVantage. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Investment gain (loss), net includes $36.0 million of unrealized losses related to equity securities, $2.1 million of net realized losses related to the sale of fixed maturity securities, and $0.2 million related to the recognition of losses on fixed maturity securities in an unrealized loss position that the Company intends to sell before recovery of the amortized cost basis.
HHH 2026 FORM 10-Q | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and endeavor to ensure that we maintain the financial flexibility and liquidity necessary to fund future growth. As of June 30, 2026, we had $2.6 billion of cash and cash equivalents, including cash held at Vantage, $515.0 million of undrawn capacity on our Secured Bridgeland Notes, and $970.3 million of undrawn lender commitments available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Six Months Ended June 30,
thousands	2026	2025
Cash provided by (used in) operating activities	$277,131	$(47,651)
Cash provided by (used in) investing activities	(357,454)	(122,671)
Cash provided by (used in) financing activities	1,348,519	970,648

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from period to period given the changing nature of our development focus and the timing of condominium and land sale closings. Our operating cash flows consist of the following (1) condominium deposits received from contracted units and proceeds from condominium closings offset by other various cash uses related to condominium development and sales activities, (2) revenues from MPC land sales offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold, (3) recurring contractual revenues from operating leases, and (4) post-acquisition operating cash flows attributable to Vantage, primarily related to insurance and reinsurance premiums collected, reinsurance recoverables, fee income, and investment income, offset by claim payments, ceded and retro reinsurance payments, and underwriting costs.

Net cash provided by operating activities was $277.1 million in the six months ended June 30, 2026, and net cash used in operating activities was $47.7 million in the six months ended June 30, 2025. The change in operating activities of $324.8 million was primarily due to an increase in cash provided by condominium towers, primarily due to the closings at The Park Ward Village in the current period, an increase in the cash provided by Vantage in the post-acquisition period, and an increase in MPC land sales, partially offset by a decrease in cash provided related to higher proceeds from the sale of MUD receivables in the prior period and an increase in MPC development expenditures.

Investing Activities Net cash used in investing activities was $357.5 million in the six months ended June 30, 2026, and $122.7 million in the six months ended June 30, 2025. The $234.8 million increase in net cash used in investing activities was primarily due to $1.6 billion of cash used for the Vantage Acquisition, net of cash acquired, and $1.1 billion of cash used to purchase equity securities in the current period. These increases were partially offset by $2.3 billion of cash received for the sale of fixed maturity securities in the current period, and an increase in cash received of $119.3 million for the sale of properties, primarily due to the sale of two multifamily properties in The Woodlands in the current period, compared to the sale of two land parcels and a retail space in Ward Village in the prior period.

Financing Activities Net cash provided by financing activities was $1.3 billion in the six months ended June 30, 2026, and $970.6 million in the six months ended June 30, 2025. The $377.9 million increase in cash provided by financing activities was primarily due to $1.2 billion increase in proceeds from mortgages, notes, and loans payable, primarily related to the issuance of $1.0 billion of new unsecured notes and a $300.0 million mortgage secured by Downtown Summerlin in the current period, as well as $997.4 million of net proceeds from the issuance of Series A Preferred Stock in the current period. These increases were partially offset by a decrease in cash provided of $862.9 million related to net proceeds received in the prior period for the common stock issuance to Pershing Square, a $906.8 million increase in cash used related to principal payments on mortgages, notes, and loans payable, primarily related to the repayment of $750 million of existing unsecured notes in the current period, as well as an $18.6 million increase in deferred financing costs and bond issuance costs related to these transactions.

HHH 2026 FORM 10-Q | 62

Short- and Long-Term Liquidity

Short-Term Liquidity In the next 12 months, we expect to continue to drive meaningful value creation following our transition to a diversified holding company.

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

From our insurance operations, we expect our primary sources of cash to include premiums collected from policyholders, investment income earned from our investment portfolio, recoveries from reinsurers, proceeds from the sale or maturity of investments, and if needed, available borrowings under Vantage’s Revolving Credit Facility. We expect our primary uses of cash to include payment of claims, premiums ceded to reinsurers, commissions and other policy acquisition costs, and general operating expenses. Cash flows from operations may be impacted by the timing of premium collections, claim payments, and changes in reinsurance balances. Actual claim payment patterns may differ from current estimates due to a variety of factors, including the size and timing of individual losses, changes in the legal and regulatory environment, and broader economic conditions. The Company currently intends to reposition Vantage’s investment portfolio to include cash, short-term U.S. Treasury securities, and publicly traded equity securities. In June 2026, the Company began implementing this strategy by divesting a significant portion of its available-for-sale fixed maturity securities and initiating investments in equity securities. The Company expects to divest the majority of its remaining available-for-sale fixed maturity securities prior to the end of 2026.

We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

Long-Term Liquidity We expect our long-term sources and uses of cash for our real estate and insurance operations to continue to align with those mentioned above.

For our real estate operations, we expect long-term operating cash flows to increase over time as a result of increased MPC land sales driven by price appreciation, rental revenue growth and continued condominium sales. These cash flows are expected to be reinvested into the real estate business to fund development opportunities, which are capital intensive and will likely require significant additional funding, if and when pursued. We currently expect that any additional funding beyond those sources listed above would be raised with a mix of construction, bridge, and long-term financings, or by entering into joint venture arrangements. We cannot provide assurance that financing arrangements for our properties will be on favorable terms to us or occur at all, which could have a negative impact on our liquidity and capital resources. In addition, we typically must provide completion guarantees to lenders in connection with their financing for our projects.

For our insurance operations, we expect cash inflows to grow over time through the optimization of underwriting profitability and investment strategies. Insurance operations generally provide liquidity as premiums are received in advance of the payment of related claims, although the period between the occurrence of a claim and settlement of the associated liability may extend for many years. The Company’s investment strategy is managed to establish a level of cash, investments, and expected future cash flow that will be able to meet foreseeable payment obligations. The Company’s ability to deploy cash held at the insurance-subsidiary level for long-term uses is subject to various limitations and considerations, including the timing and uncertainty of claim payments, regulatory capital and solvency requirements applicable to its insurance subsidiaries, and restrictions on the ability of such subsidiaries to pay dividends or other distributions to the parent company. While management believes that existing cash flows, invested assets, and other available sources of liquidity will be sufficient to satisfy long-term obligations, the ultimate amount and timing of claim payments may differ materially from current estimates. In addition, the Company must maintain sufficient liquidity to support its insurance liabilities and meet policyholder obligations under a range of stress scenarios. As a result, a significant portion of insurance-related cash and invested assets may not be readily available for discretionary uses.

The Series A Preferred Stock issued by HHH to Pershing Square is convertible into equity interests of Vantage if not redeemed by the end of the seventh fiscal year post-transaction. HHH has the right, but not the obligation, to redeem the Series A Preferred Stock over the next seven years. Refer to Note 3 - Pershing Square in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

HHH 2026 FORM 10-Q | 63

To the extent real estate operations generate excess cash flows, we expect to use such excess cash flow to redeem the Series A Preferred Stock, invest additional primary capital into the insurance business and, over time, pursue the acquisition of other high-quality operating companies. The Vantage Acquisition is expected to have other long‑term implications for the Company’s liquidity profile, although the magnitude and timing of these impacts cannot yet be determined. The Company actively manages its liquidity position and capital resources to ensure that it can meet both its short-term and long-term obligations while maintaining financial flexibility.

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of June 30, 2026:

thousands	Remaining in 2026	2027	2028	2029	2030	Thereafter	Total
Mortgages, notes, and loans payable	$229,512	$596,007	$293,099	$1,048,015	$366,629	$2,967,139	$5,500,401
Interest payments (a)	151,985	270,915	237,601	191,764	163,720	268,505	1,284,490
Operating lease obligations	1,524	1,729	911	871	637	5,810	11,482
Total	$383,021	$868,651	$531,611	$1,240,650	$530,986	$3,241,454	$6,796,373
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Debt As of June 30, 2026, the Company had $5.5 billion of outstanding debt, $970.3 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $515.0 million of undrawn capacity on our Secured Bridgeland Notes.

Vantage has a $75.0 million revolving credit facility with the option to increase the aggregate amount by $50.0 million at the lender’s discretion. This facility matures in January 2028. As of June 30, 2026, there were no outstanding borrowings under this facility.

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

The Company has a collateral maintenance obligation for Floreo, its unconsolidated venture. See Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Debt Compliance As of June 30, 2026, the Company was not in compliance with certain property-level debt covenants, which did not have a material impact on the Company’s liquidity or its ability to operate these assets. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash can not be used for general corporate purposes, it can be used to fund operations of the underlying assets.

Net Debt The following table summarizes our Net Debt on a segment basis as of June 30, 2026. The Company revised the definition of its non-GAAP measure, Net Debt, to simplify its calculation and recast the prior period to conform to the new presentation. Under the revised definition, Net Debt excludes the impact of unamortized deferred financing costs and our ownership share of debt of our unconsolidated ventures, whereas prior periods included these amounts. In addition, under the revised definition, Net Debt is reduced only by readily available cash sources, consisting of Cash and cash equivalents. Prior periods included our ownership share of our unconsolidated ventures’ cash and certain receivable balances as liquidity sources, which are excluded under the revised definition.

HHH 2026 FORM 10-Q | 64

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

thousands	June 30, 2026	December 31, 2025
Operating Assets debt	$2,686,141	$2,448,784
MPC debt	154,681	163,534
Strategic Developments debt	359,579	481,896
Senior unsecured notes	2,300,000	2,050,000
Unamortized deferred financing costs	(43,998)	(34,386)
Mortgages, notes, and loans payable, net	5,456,403	5,109,828
Less: Unamortized deferred financing costs	43,998	34,386
Less: Cash and cash equivalents (a)	(2,647,959)	(1,468,507)
Net Debt	$2,852,442	$3,675,707
(a)Includes $1.9 billion of cash and cash equivalents held at Vantage at June 30, 2026.

Insurance-Specific Considerations

Insurance Investment Portfolio The following table provides detail of the Vantage investment portfolio at fair value as of June 30, 2026:

	June 30, 2026
thousands	Fair Value	% of Total
Cash, cash equivalents, and restricted cash (a)	$2,033,218	60%
Investments in fixed maturity securities, AFS (b)	246,583	7%
Investments in equity securities	1,077,535	32%
Short-term investments	27,822	1%
Total	$3,385,158	100%
(a)Represents cash, cash equivalents, and restricted cash held at the Vantage level only.
(b)The weighted-average credit rating of the Company’s AFS fixed maturity securities portfolio was AA+ as of June 30, 2026.

Insurance Claims Following the Vantage Acquisition, the Company is obligated to pay claims arising from property and casualty contracts issued by our insurance subsidiaries. The timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events and actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities recorded in our Condensed Consolidated Balance Sheets. As of June 30, 2026, the reserve for claims and claim expenses was $2.1 billion, with $0.5 billion expected to be settled in less than one year and $1.6 billion expected to be settled in future years. The estimated timing of payments was determined using Vantage’s historical claims payment experience, supplemented by industry and peer group data. Given the inherent uncertainty in projecting the timing of claim settlements, actual cash outflows in any period may differ materially from the amounts presented. The reserve amounts disclosed above exclude the impact of anticipated amounts recoverable on unpaid losses from reinsurers of $563.9 million as of June 30, 2026. Refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information. We anticipate that these payments will be funded by operating cash flows.

HHH 2026 FORM 10-Q | 65

Insurance-Related Statutory Capital and Dividend Restrictions The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate and have regulatory capital and solvency requirements and restrictions on the ability of such subsidiaries to pay dividends to the parent company. The ability of the insurance and reinsurance subsidiaries to pay dividends to the parent company is also influenced by the maintenance of financial strength ratings assigned by independent rating agencies. Additionally, as a condition to the approval by the Delaware Department of Insurance (the Department) of the Vantage Acquisition, the Company has agreed that, until June 4, 2028, any dividends (whether ordinary or otherwise) by the Company’s Delaware insurance subsidiaries will require the Department’s prior approval. As of June 30, 2026, all insurance subsidiaries exceeded minimum regulatory capital requirements.

The Company’s insurance subsidiaries are required to maintain assets on deposit, which primarily consist of restricted cash and fixed maturity securities, with various regulatory authorities to support their operations. As of June 30, 2026, the assets on deposit available to settle insurance and reinsurance liabilities to third parties were $307.6 million.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make informed judgments, assumptions, and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in facts and circumstances or additional information may result in revised estimates, and actual results may differ from these estimates. Other than as set forth below, there are no material changes to the critical accounting policies and estimates previously disclosed in our 2025 Annual Report.

Following the acquisition of Vantage, the Company recognized reserves for claims and claim expenses, goodwill, and other intangible assets. The preliminary purchase price allocation and the ongoing determination of the reserves for claims and claim expenses require complex or significant judgments and include estimates about matters which are inherently uncertain. These estimates are critical to the understanding of our financial condition and operating results, and as such, accounting for business combinations and reserves for claims and claim expenses represent new critical accounting estimates. A discussion of our significant accounting policies impacted by the Vantage Acquisition, including further discussion of the accounting policies described below, can be found in Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Accounting for Business Combinations

Methodology The Vantage Acquisition was accounted for as a business combination under ASC 805, which requires the assets acquired and liabilities assumed to be recorded at their estimated acquisition-date fair values. The preliminary purchase price allocation includes the recognition of identifiable intangible assets and any excess of the purchase price over the estimated fair value of net tangible and identifiable intangible assets acquired as goodwill, if applicable. The Company will finalize the purchase price allocation during the measurement period as additional information becomes available, including final appraisals of certain acquired assets and assumed liabilities and final underlying tax bases. The Company engaged independent valuation specialists to assist management in determining the fair values of certain acquired assets and assumed liabilities. The most significant areas of judgment in the preliminary fair value assessment relate to broker relationships, trade name, internally developed technology, value of business acquired (VOBA), insurance licenses, and reserves for claims and claim expenses, net of reinsurance recoverable on unpaid losses. The resulting fair values and useful lives assigned to acquisition-related intangible assets will affect the amount and timing of future amortization expense.

HHH 2026 FORM 10-Q | 66

Judgments and Uncertainties Determining the fair value of the acquired assets and assumed liabilities required significant judgment and estimates and was based on information available as of the acquisition date. The valuation of broker relationships was based on the multi-period excess earnings method and incorporated significant assumptions including projected net premiums written, retention rates, normalized growth assumptions, contributory asset charges, discount rates, long-term tax rates, and investment yields. The trade name was valued using the relief-from-royalty method, which required assumptions regarding royalty rates, projected net premiums written, growth assumptions, and discount rates. Internally developed technology was valued using the replacement cost method and incorporated estimates of labor costs, development timing, developer’s profit, entrepreneurial incentive, and obsolescence. VOBA was valued using a discounted cash flow model applied to the run-off of unearned premium reserves, net of reinsurance, and incorporated assumptions for loss and expense ratios, payment patterns, capital requirements, risk margin, and discount rates. Reserves for claims and claim expenses, net of reinsurance recoverable on unpaid losses, were measured using a discounted cash flow model applied to the actuarial run-off of recorded reserves and incorporated assumptions related to the time value of money, risk margin, actuarial payment patterns, capital requirements, cost of capital, and reserve payout assumptions. Changes in these assumptions or the receipt of additional information during the measurement period could result in material revisions to the preliminary purchase price allocation, including the amounts assigned to identifiable intangible assets, insurance-related liabilities, and goodwill.

Reserves for Claims and Claim Expenses

Nature of the Estimate As a result of our June 4, 2026 acquisition of Vantage, reserves for claims and claim expenses have become a critical accounting estimate in our consolidated financial statements. These reserves represent management’s estimate of the unpaid portion of the ultimate liability for claims and claim adjustment expenses for insured and reinsured events that have occurred on or before the balance sheet date. They comprise (i) case reserves for claims that have been reported to us and (ii) reserves for losses incurred but not reported (IBNR), which also reflect expected development on reported claims. The reserves were initially recorded at fair value as of the acquisition date in accordance with the acquisition method of accounting and are subsequently estimated using the actuarial methods and assumptions described below. We consider this the most significant accounting judgment associated with the acquired insurance and reinsurance operations because the ultimate cost of claims is not known at the reporting date, the estimate requires significant judgment, and a change in the estimate could have a material effect on our financial condition and results of operations.

Methodology In establishing these reserves, management considers claim-specific information, historical loss experience, actuarial analyses, and other relevant information, including expected loss ratios, reported and paid loss development patterns, claim frequency and severity trends, underwriting and pricing information, business mix, policy terms and conditions, cedent and broker information, industry data, and current economic, legal, regulatory, inflationary, and catastrophe-related conditions. The relative importance of these factors varies by line of business and by the maturity of the underlying loss experience. Where company-specific history is limited, management supplements internal data with industry data, which was a primary source of loss development patterns for many lines given the relatively short loss history of the acquired operations.

Management employs multiple actuarial methods to estimate ultimate losses, including the paid and reported (incurred) loss development (chain ladder) methods, the paid and reported Bornhuetter-Ferguson methods, frequency and severity methods, and the expected loss ratio method. The relative weight assigned to each method is a matter of actuarial judgment that depends on the characteristics of each line of business, the maturity of the cohort year being estimated, and the availability of credible historical data. In addition to quantitative actuarial indications, reserve estimates incorporate qualitative adjustments for factors that may not be fully captured by historical experience, such as judicial and litigation trends, legislative and regulatory activity, underwriting and business-mix changes, and, for reinsurance business, changes in cedents’ reserving and reporting practices.

Judgments and Uncertainties Estimating claims and claim expense reserves requires significant judgment because the ultimate cost of claims is not known at the reporting date and may vary materially from recorded amounts. The most significant judgments include the selection of expected loss ratios, loss development patterns, claim severity assumptions, and reporting patterns, particularly for lines of business with longer reporting or settlement patterns, reinsurance exposures, or limited company-specific historical experience. This uncertainty is affected by numerous factors, including claim emergence and reporting patterns, the length of time required to resolve claims, severity trends, catastrophe activity, inflation and social inflation, litigation trends, legislative and regulatory developments, and changes in business mix. Because these estimates are inherently uncertain, actual losses may differ materially from recorded reserves.

HHH 2026 FORM 10-Q | 67

Because the acquisition closed on June 4, 2026, our results for the quarter ended June 30, 2026, include only approximately one month of post-acquisition activity for Vantage. Accordingly, while the reserve balance at June 30, 2026, reflects management’s best estimate based on information available at that date, early post-acquisition claims activity may be less predictive of future development, and reserve estimates may be adjusted in future periods as additional post-acquisition experience becomes available.

At June 30, 2026, our reserves for claims and claim expenses related to Vantage were approximately $2.1 billion on a gross basis and $1.6 billion net of reinsurance recoverable on unpaid losses. The gross reserves represented approximately 19% of our total consolidated liabilities and 53% of our total consolidated stockholders’ equity at that date. For the period from June 4, 2026 through June 30, 2026, changes in estimates of prior-period claims and claim expense reserves were not material.

Given the interrelationship of assumptions across lines of business, the limited period of post-acquisition activity, and the judgment involved in estimating reserves, management has not identified a single-assumption sensitivity that would be representative of the potential variability in the loss reserve estimate as of June 30, 2026. If a quantitative sensitivity to a reasonably likely change in a significant assumption becomes material and reasonably available, we will disclose the estimated effect of that change. While we believe that recorded loss reserves at June 30, 2026, are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our recorded reserves, particularly with respect to catastrophe or large-event losses and longer-tail lines of business.

For additional information, refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

HHH 2026 FORM 10-Q | 68

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps, caps, and collars. The Company had $1.4 billion of variable-rate debt outstanding at June 30, 2026, of which $656.5 million was swapped to a fixed rate through the use of interest rate swaps and $641.9 million had interest rate cap contracts in place. Additionally, the interest rate caps and collars are on construction loans and mortgages with undrawn loan commitments of $136.2 million as of June 30, 2026, which will be covered by the interest rate cap and collar contracts upon drawing. Refer to Note 7 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

As of June 30, 2026, annual interest costs would increase approximately $1.0 million for every 1% increase in floating interest rates. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

Equity Price Risk

Investments in equity securities represent the most significant portion of our consolidated investment portfolio. The Company seeks to invest in businesses that possess excellent economics and management, and prefers to invest a meaningful amount in each company. Currently, our investments are concentrated in relatively few issuers. At June 30, 2026, approximately 78% of the aggregate fair value of our investments in equity securities was concentrated in seven companies.

The Company expects to hold its investments for long periods and short-term price volatility is expected to occur in the future. We also maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility. The following table summarizes our investments in equity securities and the estimated effects of a hypothetical 10% increase or decrease in market prices as of June 30, 2026.

	Fair Value	Hypothetical Price Change	Est. Fair Value after Hypothetical Change in Price	Est. Increase (Decrease) in Pre-Tax Net Income
Investments in equity securities	$1,077,535	10% increase	$1,185,289	$107,754
		10% decrease	969,782	(107,754)

Credit Risk

Following the Vantage acquisition, the Company is exposed to credit risk with respect to its third-party reinsurers. Although reinsurers are contractually obligated to reimburse the Company for covered claims, the Company remains primarily liable to its policyholders for all amounts ceded under its reinsurance agreements. Accordingly, reinsurance does not discharge the Company’s ultimate obligation to pay claims and amounts recoverable from reinsurers may not be fully collectible. The Company manages this exposure by placing reinsurance with counterparties that meet minimum financial strength requirements, including an A.M. Best rating of “A-” (Excellent) or higher at the time of placement, and by performing ongoing credit monitoring. In the event of a reinsurer downgrade or deterioration in credit quality, the Company may seek to mitigate exposure through actions such as commutation, novation, or the securing of collateral, including letters of credit.

HHH 2026 FORM 10-Q | 69

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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of June 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On June 4, 2026, the Company completed the acquisition of Vantage. In connection with the acquisition, the Company is in the process of integrating the acquired business into the Company’s internal control over financial reporting framework. Management is evaluating the existing controls and procedures of the acquired business and implementing additional controls, policies, procedures and system changes, where appropriate. Other than the integration activities associated with the acquisition, there were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHH 2026 FORM 10-Q | 70

PART II

Item 1. Legal Proceedings

Please refer to Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report, except as set forth below. On June 4, 2026, we completed our previously announced acquisition of Vantage (the Vantage Acquisition), and Vantage and its subsidiaries are now consolidated subsidiaries of the Company. As a result of the Vantage Acquisition, we are now subject to risks relating to the specialty insurance and reinsurance business conducted through Vantage. The risk factors set forth below under the caption “Financial Risks” amend and restate in their entirety the corresponding risk factors in the 2025 Annual Report; the remaining risk factors set forth below are new. The following risk factors should be read in conjunction with the risk factors disclosed in the 2025 Annual Report.

RISKS RELATED TO THE VANTAGE ACQUISITION

The Vantage Acquisition involves substantial integration risks, including diversion of management attention, potential disruption of our existing operations, challenges integrating systems and internal controls, and loss of certain Vantage personnel, any of which could prevent us from realizing the anticipated benefits of the transaction and materially adversely affect our business.

The successful integration of Vantage's specialty insurance and reinsurance business into our operations is critical to realizing the anticipated strategic and financial benefits of the Vantage Acquisition, and there can be no assurance that the integration will be completed on the timeline we expect or that those benefits will be realized fully, in part, or at all. The Vantage Acquisition and related integration activities will continue to require substantial time and attention from our senior management and other key personnel, potentially diverting resources from our day-to-day operations, existing strategic priorities, and other business opportunities. We have limited prior experience operating in the specialty insurance and reinsurance industry, and we cannot assure you that our operational, financial, or administrative infrastructure will be adequate to manage the expanded operations of the combined company.

Integrating the information technology systems, financial reporting and accounting processes, internal controls over financial reporting, actuarial systems, tax reporting and compliance systems, and other compliance programs of two distinct businesses is inherently complex and time-consuming. Although Vantage's subsidiaries, including its Bermuda subsidiary, are expected to be treated as U.S. taxpayers, integrating their tax reporting functions into our consolidated U.S. tax profile and coordinating that status with Vantage's continued obligations under Bermuda insurance regulation, may involve transitional complexity and cost. Any disruption, deficiency, or material weakness arising from the integration of Vantage's systems and internal controls could impair our ability to report our financial results accurately or on a timely basis, expose us to regulatory scrutiny or civil liability, and adversely affect the market price of our securities. Our ability to realize the benefits of the acquisition also depends on retaining certain key underwriting, actuarial, and claims personnel, whose specialized expertise and client relationships are impactful to the ongoing performance of Vantage's business. In addition, since the announcement of the Vantage Acquisition, Vantage has experienced changes in several senior leadership positions. Although we believe Vantage’s new leadership brings substantial relevant experience and strong counterparty relationships, the loss of such personnel and the potential for continued uncertainty associated with the acquisition could negatively impact the business.

RISKS RELATED TO OUR INSURANCE OPERATIONS

The Company conducts specialty insurance and reinsurance operations through Vantage and its subsidiaries. The following risks relate principally to those operations and are in addition to the other risks described in the 2025 Annual Report.

HHH 2026 FORM 10-Q | 71

Vantage has a limited operating history, and its prior results may not be indicative of future performance.

Vantage was founded in late 2020 and accordingly has a relatively short operating history. Its loss-development patterns, pricing assumptions, reserve estimates, and underwriting models are based on a thin historical data set as compared to longer-tenured insurance carriers, and the results Vantage has achieved in recent years may not be representative of future results. Vantage has also experienced rapid premium growth and continues to expand into new product lines and distribution channels. Entry into new lines of business or products entails risks that may not be apparent at the outset, including the investment of significant time and capital, the possibility that the marketplace does not accept new offerings, increased liability exposure, and the risk that our personnel, systems, and controls may not scale effectively. If Vantage is unable to manage these growth-related risks, or if its limited operating history proves to be a poor predictor of future loss experience, our business, financial condition, results of operations, and cash flows could be materially and adversely affected.

Vantage’s insurance results depend on the accuracy of its underwriting, and inaccurate risk assessment could materially harm the Company’s business.

Vantage’s profitability depends on its ability, and the ability of the managing general agents and other producers with which it transacts, to accurately assess the risks associated with the insurance and reinsurance business it writes and retains. This requires reliance on the judgment and experience of underwriting personnel, on actuarial and catastrophe-exposure models, and on data supplied by insureds, brokers, and third-party vendors. If Vantage misjudges the nature or extent of the risks it assumes, or if its models fail to capture all material exposures (including unmodeled accumulations and emerging coverage issues), it may fail to charge risk-adequate premium, may experience actual losses that materially exceed its probable maximum loss estimates, and may suffer adverse reserve development. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Vantage’s reserve for claims and claim expenses may prove inadequate.

Vantage establishes reserves for the estimated ultimate cost of all reported and unreported claims, including the related cost of adjusting those claims. These reserves do not represent an exact calculation of liability; they represent management’s estimate, based on actuarial analysis, of what Vantage expects ultimate settlement and administration of claims will cost. Because Vantage has a limited operating history, the historical data on which these estimates are based is limited. Emerging claim and coverage issues, changes in judicial interpretation of policy terms, changes in legislation or regulation, social-inflation trends, changes in claim-handling procedures, inflation in repair and replacement costs, and many other factors could cause actual ultimate losses to differ materially—and adversely—from current estimates. Any material increase in Vantage’s reserves would reduce earnings in the period the increase is recorded, erode statutory capital and surplus at Vantage’s insurance subsidiaries, and have a material adverse effect on our business, financial condition, results of operations, and cash flows.

Vantage depends on third-party reinsurance, and Vantage may be unable to obtain it on acceptable terms or to collect amounts due from reinsurers.

Vantage cedes a portion of the risks it underwrites to third-party reinsurers in order to manage its exposure to large losses and accumulations. The availability, scope, and cost of reinsurance depend on market conditions that are largely outside our control, and may change materially following catastrophe losses, changes in reinsurer appetite, or broader capacity contractions. If Vantage is unable to renew expiring reinsurance contracts on acceptable terms, to enter into new reinsurance arrangements, or to expand coverage as its book grows, its net loss exposure could increase. Vantage may then choose to reduce its underwriting commitments, retain greater net risk, or accept reinsurance terms that contain coverage exclusions or other limitations that leave gaps in protection that may expose Vantage to greater risk and greater potential losses.

In addition, purchasing reinsurance does not relieve Vantage of its underlying obligations to its policyholders or ceding companies, so any inability to collect amounts due from reinsurers could adversely affect our financial condition and results of operations. Vantage therefore remains exposed to the credit and performance risk of its reinsurers. A reinsurer may withhold payment due to disputes over coverage, refuse to pay due to insolvency or financial distress, or otherwise fail to perform. Although Vantage regularly monitors the financial condition of its reinsurers, a significant reinsurer failure or a broader deterioration in the reinsurance market could materially and adversely affect our business, financial condition, results of operations, and cash flows.

HHH 2026 FORM 10-Q | 72

Vantage’s business depends on its relationships with independent agents, brokers, wholesalers, and program administrators.

Substantially all of Vantage’s products are distributed through independent retail agents, brokers, wholesalers, and program administrators. These intermediaries generally own the policyholder relationship and the related “renewal rights,” meaning that Vantage’s ability to retain and grow its book depends on its continued ability to attract and maintain favorable relationships with them. Further, Vantage is also dependent on the relationships its program administrators maintain with the agents and brokers from whom they source their business. These relationships may be terminated at any time, and there can be no assurance that compensation, service, product offerings, or financial-strength ratings will remain competitive. Any deterioration in Vantage’s distribution relationships, the loss of one or more material intermediaries, or the failure of a program administrator or managing general agent to operate within the underwriting authority granted to it could materially and adversely affect our business, financial condition, results of operations, and cash flows. In addition, Vantage could be adversely affected if the distributors with whom it does business exceed their granted authority, fail to transfer collected premium to Vantage or breach their obligations to Vantage and expose Vantage to liability.

Vantage and its insurance subsidiaries are subject to extensive regulation, including risk-based capital and statutory accounting requirements.

Vantage’s insurance and reinsurance subsidiaries are subject to extensive regulation by regulators in each of the jurisdictions in which they are domiciled or transact business, including U.S. state insurance departments, the Bermuda Monetary Authority, and other non-U.S. regulators. These regulations govern, among other things, licensing of insurers, agents, brokers, third-party administrators, managing general agents, reinsurance intermediaries, adjusters and other producers; capital, surplus, and risk-based-capital requirements; investment and underwriting limitations; affiliate transactions; the payment of dividends or other distributions from regulated subsidiaries to their parents; enterprise risk management; market conduct; financial reporting by Vantage’s U.S. insurance subsidiaries on a statutory-accounting-principles (SAP) basis; and changes in control. Insurance regulators have broad discretion to suspend, deny, or revoke licenses, require additional capital, impose corrective actions or fines, temporarily suspend a company from carrying on some or all of its activities or impose other penalties, and to subject insurers to supervision, rehabilitation, or liquidation. In some instances, where there is uncertainty as to applicability of regulations, Vantage follows practices based on its interpretations of regulations or practices that it believes to be generally followed by the industry, which may turn out to be different from the interpretations of regulatory authorities.

The laws and regulations applicable to Vantage’s insurance operations, and the manner in which regulators interpret and enforce them, are subject to change. SAP and components of SAP are continuously reviewed by the National Association of Insurance Commissioners (the NAIC) and state insurance departments, and the NAIC has proposed and may continue to propose changes that, if adopted, could have negative effects on insurance industry participants. These changes, or changes proposed by other regulators, could include changes to investment and reserve valuation requirements, surplus requirements, dividend limitations, and risk-based-capital frameworks. Compliance with these requirements may limit Vantage’s flexibility to operate and grow its business, may restrict the ability of Vantage’s insurance subsidiaries to distribute cash to the Company, and may increase the cost of doing business. Failure to comply with applicable laws and regulations, or failure to maintain required capital and surplus, could subject Vantage’s subsidiaries to penalties or to the loss of authority to write new and renewal business, any of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

Court or regulatory decisions affecting policy coverage, exclusions, or limitations, and insurance-related litigation, could increase our losses.

The terms of insurance and reinsurance policies, including coverage grants, exclusions, and loss limitations, are subject to interpretation by courts and regulators. From time to time, courts have nullified, narrowed, or refused to enforce policy exclusions or limitations, and legislatures have enacted laws that retroactively modify policy terms or bar reliance on particular exclusions. Vantage’s policy wordings are intended to define and limit covered risks; however, an adverse judicial or legislative outcome could expose Vantage to claims and indemnity payments materially in excess of those it priced into the relevant policies.

As is typical in the insurance industry, Vantage is also exposed to litigation arising from claim disputes under its policies and to other general commercial and corporate litigation. So-called “social inflation”—the trend toward larger jury verdicts, broader theories of liability, and litigation funding—can drive claim severity above historical patterns, particularly in casualty lines, leading to the potential for significant judgments. The outcome of any individual matter is inherently unpredictable, and adverse outcomes or trends could materially and adversely affect our business, financial condition, results of operations, and cash flows.

HHH 2026 FORM 10-Q | 73

Competition in the insurance and reinsurance industry is intense.

Vantage operates in a highly competitive specialty insurance and reinsurance environment that includes both domestic and international carriers, many of which have greater financial, operational, distribution, and brand resources than Vantage. Competition affects Vantage’s ability to price its products at risk-adequate rates, retain existing accounts, underwrite new business on favorable terms, and achieve target operating results. Increased competition, including new market entrants and the deployment of alternative capital, could reduce premium rates, depress retention, and limit growth opportunities, any of which could materially and adversely affect our business, financial condition, results of operations, and cash flows.

The insurance industry is historically cyclical, which may cause Vantage’s results to vary materially from period to period.

The property and casualty insurance industry has historically been cyclical, alternating between “soft” markets characterized by excess underwriting capacity, price competition, and falling premium rates and “hard” markets characterized by capacity shortages, increased premium rates, and improved profitability. This cyclicality is often more pronounced in the excess-and-surplus-lines market in which Vantage participates. We cannot predict the timing or duration of changes in the market cycle, which depend on factors largely outside our control, including the actions of competitors, general economic conditions, the frequency and severity of catastrophes, and capital flows into and out of the industry. As a result, Vantage’s gross written premium, underwriting profitability, and overall results may fluctuate materially from period to period, and past results should not be considered indicative of future performance.

Catastrophic events expose Vantage to large insured losses and may increase the cost or reduce the availability of reinsurance.

Vantage is exposed to insured losses arising from natural and man-made catastrophes, including hurricanes, severe convective storms and tornadoes, windstorms, earthquakes, hailstorms, wildfires, floods, terrorism, riots, and pandemics. The frequency and severity of catastrophic events are inherently unpredictable, and changing weather patterns and climate change may increase both. A single catastrophe or a series of catastrophes could result in insured losses materially in excess of Vantage’s estimates and could exhaust the reinsurance capacity Vantage has secured. Catastrophes can also cause widespread market disruption that increases the cost, or reduces the availability, of reinsurance for subsequent periods. As described elsewhere in the 2025 Annual Report, the Company is also separately exposed to physical damage from catastrophes at its real estate properties; the risks described in this factor are distinct and relate to Vantage’s insured-loss exposure.

Vantage’s investment-portfolio results are subject to equity-price, interest-rate, concentration, and other market risks, and adverse investment results may coincide with underwriting losses.

A significant portion of Vantage’s revenue and earnings derives from its investment portfolio, which consists primarily of short-term U.S. Treasury securities (including cash equivalents) and common equities, and which may also include other asset classes. The performance of this portfolio is subject to a variety of risks, including liquidity risk, equity-price risk (including market volatility and declines in the value of common equity holdings), concentration risk (to the extent the portfolio holds a limited number of equity positions), interest-rate risk (including the effect of rate changes on the fair value of Treasury holdings and on net investment income), credit risk (to the extent applicable), sovereign and political risk, and risks arising from extreme weather, geopolitical events, and other catastrophic conditions. Realized and unrealized investment losses, reduced net investment income, and impairments may occur, and may occur at the same time as significant underwriting losses, compounding the adverse effect on our business, financial condition, results of operations, and cash flows.

A downgrade or withdrawal of Vantage’s A.M. Best financial-strength rating could materially impair its ability to write business.

A.M. Best and other rating agencies assign financial-strength ratings to insurance and reinsurance companies. These ratings reflect the rating agency’s assessment of the insurer’s ability to meet its ongoing obligations to policyholders and are an important factor in the decisions of brokers, reinsurers, and insureds regarding whether to place business with a particular carrier. A.M. Best has assigned Vantage’s principal insurance subsidiaries a financial-strength rating of A- (Excellent) with a positive outlook. A.M. Best periodically reviews this rating and may revise it downward, place it under review, or withdraw it based on its assessment of factors that include balance-sheet strength, operating performance, business profile, and enterprise risk management. A downgrade or withdrawal of Vantage’s financial-strength rating could cause distribution partners, reinsurers, and insureds to place or accept business with more highly rated competitors, could increase the cost or reduce the availability of reinsurance to Vantage, and could limit or prevent Vantage from writing new
HHH 2026 FORM 10-Q | 74

and renewal contracts. These risks are distinct from the risk of an adverse change in our corporate credit ratings, which is addressed separately in the 2025 Annual Report.

Vantage manages alternative reinsurance platforms and segregated-account vehicles, which exposes Vantage to additional regulatory, and counterparty risks.

Certain of Vantage’s subsidiaries provide management and administrative services to AdVantage Reinsurance Bermuda Ltd., a collateralized insurer and segregated-account company that constitutes an alternative reinsurance platform operating as part of Vantage’s partnership capital unit. In providing these services, these subsidiaries owe legal duties and obligations, including reporting obligations, to the vehicle and, indirectly, to third-party investors that provide capital to its segregated accounts. The management of these structures is subject to complex and evolving laws and regulations, and a failure of personnel to adhere to established policies and procedures—even if inadvertent—could result in regulatory action, contractual liability, or other losses. In addition, Vantage’s ability to write certain lines of business depends in part on the capital provided by these third-party investors, and the loss, alteration, or reduction of this capital support, or Vantage’s inability to attract additional capital for new or existing segregated accounts, could reduce Vantage’s fee income and limit underwriting capacity. Any of these outcomes could materially and adversely affect our business, financial condition, results of operations, and cash flows.

National and global economic conditions, including inflation, recession or the perception that recession may occur, and national and international socio-political events, could materially and adversely affect Vantage’s business.

Factors, such as business revenue, economic conditions, the volatility and strength of the capital markets, and inflation may affect Vantage’s ability to receive the appropriate rate for the risk Vantage insures for its policyholders and may adversely affect the number of policies it can write and its opportunities to underwrite profitable business. Inflation and increased international trade tariff-related loss costs could significantly impact Vantage’s claims severity across multiple lines of business and cause adverse reserve development. An economic downturn could also lead to increased credit and premium receivable risk, failure of reinsurance counterparties and other financial institutions, limits on Vantage’s ability to issue new debt, reduced liquidity, and declines in Vantage’s investments' fair value and financial strength ratings. These potential events and other economic factors could adversely and materially affect our business, results of operations, financial condition, and growth.

Ongoing wars and conflicts continue to impact global economic, banking, commodity, and financial markets by exacerbating ongoing economic challenges, including inflation and supply chain disruption, which influence insurance loss costs, premiums, and investment valuation. Changes in U.S. international trade policies and tariffs, particularly with large trading partners like Canada, China, and Mexico, could increase loss costs for materials and parts used in certain claims.

FINANCIAL RISKS

The Company is dependent on the operations and funds of its subsidiaries, including The Howard Hughes Corporation and Vantage.

The Company has no business operations of its own, and the Company’s only significant assets are the outstanding equity interests of its subsidiaries, including The Howard Hughes Corporation (HHC) and Vantage and its subsidiaries. As a result, the Company relies on cash flows from its subsidiaries, including HHC and Vantage, to meet its financial obligations, including to service any debt obligations that the Company may incur from time to time in the future. Legal and contractual restrictions in agreements governing future indebtedness of any of the Company’s subsidiaries, as well as the financial condition and future operating requirements of any such subsidiaries, in each case, including HHC and Vantage, may limit such subsidiaries’ ability to distribute cash to the Company. In addition, dividends and other distributions from Vantage’s insurance subsidiaries to Vantage, and ultimately to the Company, are subject to insurance regulatory requirements administered by the Bermuda Monetary Authority and U.S. state insurance departments, which limit such distributions to amounts derived from earned surplus (or comparable measures) and may require prior regulatory notice or approval. If HHC, Vantage, or any of the Company’s other subsidiaries is limited in its ability to distribute cash to the Company, or if the earnings or other available assets of the Company’s subsidiaries are not sufficient to pay distributions or make loans to the Company in the amounts or at the times necessary for the Company to meet its financial obligations, then the Company’s business, financial condition, cash flows, results of operations, and reputation may be materially adversely affected.

HHH 2026 FORM 10-Q | 75

Tax increases and changes in tax rules may adversely affect our financial results.

As a company conducting business with physical operations throughout North America, we are exposed, both directly and indirectly, to the effects of changes in U.S., state, and local tax rules, as well as changes in Bermuda tax laws, regulations, administrative guidance, and interpretations applicable to us. Taxes for financial reporting purposes and cash tax liabilities in the future may be adversely affected by changes in such tax rules. We are also subject to U.S. tax rules of particular significance to international insurance and reinsurance groups, including the base-erosion-and-anti-abuse-tax, and related-person-insurance-income rules. These rules, and the related U.S. Treasury regulations and Internal Revenue Service (IRS) guidance, Bermuda laws and regulations, and related guidance or interpretations issued by Bermuda authorities, are subject to change (in some cases on a retroactive basis), and any such change could adversely affect our effective tax rate, our cash tax obligations, or the structure of our intercompany insurance and reinsurance arrangements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

PURCHASES OF EQUITY SECURITIES BY THE ISSUER

Common Stock Repurchases

The following sets forth information with respect to repurchases made by the Company of its shares of common stock during the second quarter of 2026:

Period	Total number of shares purchased (a)	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs (b)
April 1 - 30, 2026	1,046	$63.05	—	$15,009,600
May 1 - 31, 2026	—	$—	—	$15,009,600
June 1 - 30, 2026	82	$62.89	—	$15,009,600
Total	1,128	$63.04	—
(a)During the second quarter of 2026, all 1,128 shares repurchased related to stock received by the Company for the payment of withholding taxes due on employee share issuances under share-based compensation plans.
(b)In March 2022, the Board authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or officers adopted or terminated a 10b5-1 plan or non-10b5-1 trading arrangement during the second quarter of 2026.

HHH 2026 FORM 10-Q | 76

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

3.4
Certificate of Designations of Series A Non-Voting Exchangeable Perpetual Preferred Stock of Howard Hughes Holdings Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed June 5, 2026)

4.6
Form of Warrant Agreement, by and between Howard Hughes Holdings Inc. and Marc Grandisson, dated April 20, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed April 21, 2026)

4.7
Supplemental Indemnification Agreement, by and between Howard Hughes Holdings Inc. and Marc Grandisson, dated April 20, 2026 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed April 21, 2026)

10.39
Subscription Agreement, dated as of June 4, 2026, by and between Howard Hughes Holdings Inc., Pershing Square Holdings, Ltd., and Howard Hughes Insurance Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2026)

10.40
Registration Rights Agreement, dated as of June 4, 2026, by and between Howard Hughes Holdings Inc., Pershing Square Holdings, Ltd., and Howard Hughes Insurance Holdings, LLC incorporated by reference to Annex D to the Subscription Agreement included in Exhibit 10.1 to the Company’s Current Report on Form 8-K filed June 5, 2026 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 5, 2026)

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

+     Filed herewith
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Equity for the three and six months ended June 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 77

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howard Hughes Holdings Inc.

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
August 5, 2026

HHH 2026 FORM 10-Q | 78