Form 10-Q
period 2026-09-30
Howard Hughes Holdings Inc.
filed 2026-11-05
CIK 1981792

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2026
or
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

☐ Yes    ☒ No

The number of shares of common stock, $0.01 par value, outstanding as of October 29, 2026, was 59,716,007.

FINANCIAL STATEMENTS	Table of Contents

PART I

Item 1. Condensed Consolidated Financial Statements (Unaudited)
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

thousands except par values and share amounts	September 30, 2026	December 31, 2025
ASSETS
Master Planned Communities assets	$2,948,512	$2,635,077
Buildings and equipment	4,071,990	4,028,862
Less: accumulated depreciation	(1,147,577)	(1,082,124)
Land	323,754	307,625
Developments	1,158,230	1,477,615
Net investment in real estate	7,354,909	7,367,055
Investments in fixed maturity securities	11,036	—
Investments in equity securities	1,263,521	—
Short-term investments	27,761	—
Investments in unconsolidated ventures	121,022	170,122
Cash and cash equivalents	2,868,758	1,468,507
Restricted cash	873,032	628,651
Accounts receivable, net	883,267	134,122
Municipal district receivables, net	444,017	459,729
Reinsurance recoverable on paid and unpaid losses	630,049	—
Deferred expenses, net	217,467	160,966
Intangibles, net	512,475	34,658
Goodwill	282,218	2,336
Other assets, net	829,514	213,315
Total assets	$16,319,046	$10,639,461

LIABILITIES
Mortgages, notes, and loans payable, net	$5,703,949	$5,109,828
Reserves for claims and claim expenses	2,262,306	—
Unearned premiums	1,358,785	—
Deferred tax liabilities, net	225,783	164,472
Other liabilities, net	1,694,218	1,522,915
Total liabilities	11,245,041	6,797,215
Commitments and Contingencies (see Note 12)

MEZZANINE EQUITY
Series A non-voting exchangeable perpetual preferred stock: $0.01 par value; 140,000 shares issued and outstanding as of September 30, 2026, and none issued or outstanding as of December 31, 2025	995,653	—

EQUITY
Preferred stock: $0.01 par value; 50,000,000 shares authorized; 140,000 shares designated as Series A Preferred Stock; no other shares issued or outstanding	—	—
Common stock: $0.01 par value; 150,000,000 shares authorized, 66,314,259 issued, and 59,717,775 outstanding as of September 30, 2026, and 65,910,640 shares issued, and 59,370,353 outstanding as of December 31, 2025	663	659
Additional paid-in capital	4,483,276	4,458,838
Retained earnings (accumulated deficit)	103,408	(62,096)
Accumulated other comprehensive income (loss)	10,057	(1,827)
Treasury stock, at cost, 6,596,484 shares as of September 30, 2026, and 6,540,287 shares as of December 31, 2025	(624,592)	(620,118)
Total stockholders' equity	3,972,812	3,775,456
Noncontrolling interests	105,540	66,790
Total equity	4,078,352	3,842,246
Total liabilities, mezzanine equity, and equity	$16,319,046	$10,639,461
See Notes to Condensed Consolidated Financial Statements.
HHH 2026 FORM 10-Q | 2

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2026	2025	2026	2025
REVENUES
Condominium rights and unit sales	$6,189	$142	$715,634	$677
Master Planned Communities land sales	133,657	248,467	404,166	445,150
Rental revenue	115,852	111,377	343,599	330,882
Net earned insurance premiums	315,849	—	413,096	—
Net insurance investment income	22,678	—	33,666	—
Builder price participation	11,366	16,012	26,916	39,437
Other revenues	30,705	14,237	57,463	34,297
Total revenues	636,296	390,235	1,994,540	850,443

EXPENSES
Condominium rights and unit cost of sales	5,414	59	583,937	1,112
Master Planned Communities cost of sales	46,242	78,280	140,041	148,672
Operating costs	56,000	45,940	163,756	147,247
Rental property real estate taxes	13,649	15,630	44,675	46,294
Insurance claims and claim expenses	200,551	—	255,761	—
Insurance underwriting expenses	120,973	—	158,354	—
Provision for (recovery of) doubtful accounts	206	(345)	270	41
General and administrative	28,802	28,281	90,696	85,269
Depreciation and amortization	51,550	46,381	156,799	135,845
Other expenses	12,061	3,332	22,126	12,402
Total expenses	535,448	217,558	1,616,415	576,882

OTHER
Gain (loss) on sale or disposal of real estate and other assets, net	6,582	14,449	58,382	29,834
Investment gain (loss), net	50,915	—	12,637	—
Other income (loss), net	(1,375)	2,445	(1,908)	1,963
Total other	56,122	16,894	69,111	31,797

Operating income (loss)	156,970	189,571	447,236	305,358

Interest income	7,593	15,287	36,059	31,736
Interest expense	(50,111)	(43,856)	(137,713)	(128,644)
Gain (loss) on extinguishment of debt	(429)	(173)	(11,068)	(480)
Gain (loss) on sale of Municipal Utility District (MUD) receivables	(105,362)	—	(105,917)	(48,197)
Equity in earnings (losses) from unconsolidated ventures	(7,529)	(2,529)	(9,868)	(3,096)
Income (loss) before income taxes	1,132	158,300	218,729	156,677
Income tax expense (benefit)	1,503	38,898	54,078	38,513
Net income (loss)	(371)	119,402	164,651	118,164
Net (income) loss attributable to noncontrolling interests	(716)	106	853	(267)
Net income (loss) attributable to common stockholders	$(1,087)	$119,508	$165,504	$117,897

Basic income (loss) per share	$(0.02)	$2.03	$2.81	$2.16
Diluted income (loss) per share	$(0.39)	$2.02	$2.53	$2.15

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 3

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Net income (loss)	$(371)	$119,402	$164,651	$118,164
Other comprehensive income (loss):
Unrealized gains (losses):
Available-for-sale securities	(234)	—	(189)	—
Interest rate caps and swaps	8,747	(692)	11,235	(3,384)
Pension plan termination	—	—	838	—
Other comprehensive income (loss)	8,513	(692)	11,884	(3,384)
Comprehensive income (loss)	8,142	118,710	176,535	114,780
Comprehensive (income) loss attributable to noncontrolling interests	(716)	106	853	(267)
Comprehensive income (loss) attributable to common stockholders	$7,426	$118,816	$177,388	$114,513

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 4

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

			Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)			Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Common Stock					Treasury Stock
thousands except shares	Shares	Amount				Shares	Amount
Balance at June 30, 2026	66,253,546	$663	$4,478,286	$104,495	$1,544	(6,596,484)	$(624,592)	$3,960,396	$73,577	$4,033,973
Net income (loss)	—	—	—	(1,087)	—	—	—	(1,087)	716	(371)
Other comprehensive income (loss)	—	—	—	—	8,513	—	—	8,513	—	8,513
Initial consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	29,899	29,899
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	1,348	1,348
Stock plan activity	60,713	—	4,990	—	—	—	—	4,990	—	4,990
Balance at September 30, 2026	66,314,259	$663	$4,483,276	$103,408	$10,057	(6,596,484)	$(624,592)	$3,972,812	$105,540	$4,078,352

Balance at June 30, 2025	65,883,495	$659	$4,450,854	$(187,604)	$(724)	(6,520,274)	$(618,507)	$3,644,678	$66,966	$3,711,644
Net income (loss)	—	—	—	119,508	—	—	—	119,508	(106)	119,402
Other comprehensive income (loss)	—	—	—	—	(692)	—	—	(692)	—	(692)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	149	149
Issuance of common shares	—	—	(122)	—	—	—	—	(122)	—	(122)
Stock plan activity	25,159	—	4,280	—	—	(892)	(61)	4,219	—	4,219
Balance at September 30, 2025	65,908,654	$659	$4,455,012	$(68,096)	$(1,416)	(6,521,166)	$(618,568)	$3,767,591	$67,009	$3,834,600

Balance at December 31, 2025	65,910,640	$659	$4,458,838	$(62,096)	$(1,827)	(6,540,287)	$(620,118)	$3,775,456	$66,790	$3,842,246
Net income (loss)	—	—	—	165,504	—	—	—	165,504	(853)	164,651
Other comprehensive income (loss)	—	—	—	—	11,884	—	—	11,884	—	11,884
Initial consolidation of noncontrolling interests	—	—	—	—	—	—	—	—	37,652	37,652
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	1,951	1,951
Stock plan activity	403,619	4	14,438	—	—	(56,197)	(4,474)	9,968	—	9,968
Issuance of warrants	—	—	10,000	—	—	—	—	10,000	—	10,000
Balance at September 30, 2026	66,314,259	$663	$4,483,276	$103,408	$10,057	(6,596,484)	$(624,592)	$3,972,812	$105,540	$4,078,352

Balance at December 31, 2024	56,610,009	$566	$3,576,274	$(185,993)	$1,968	(6,493,859)	$(616,589)	$2,776,226	$65,548	$2,841,774
Net income (loss)	—	—	—	117,897	—	—	—	117,897	267	118,164
Other comprehensive income (loss)	—	—	—	—	(3,384)	—	—	(3,384)	—	(3,384)
Transactions with noncontrolling interests	—	—	—	—	—	—	—	—	1,194	1,194
Issuance of common shares	9,000,000	90	862,699	—	—	—	—	862,789	—	862,789
Stock plan activity	298,645	3	16,039	—	—	(27,307)	(1,979)	14,063	—	14,063
Balance at September 30, 2025	65,908,654	$659	$4,455,012	$(68,096)	$(1,416)	(6,521,166)	$(618,568)	$3,767,591	$67,009	$3,834,600

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 5

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
thousands	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$164,651	$118,164
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	136,737	121,419
Amortization	109,398	14,662
Amortization and accretion of investment securities	(210)	—
Amortization of deferred financing costs	10,007	9,330
Straight-line rent amortization	(7,602)	(5,058)
Deferred income taxes	39,157	29,513
Restricted stock and stock option amortization	13,415	15,998
Net gain on sale of properties	(58,382)	(29,834)
Investment (gain) loss, net	(12,637)	—
(Gain) loss on foreign exchange	169	—
Loss on sale of MUD receivables	105,917	48,197
Proceeds from sale of MUD receivables	195,133	180,043
(Gain) loss on extinguishment of debt	11,068	480
Equity in (earnings) losses from unconsolidated ventures, net of distributions	30,954	8,928
Provision for (recovery of) doubtful accounts	391	2,087
Master Planned Communities development expenditures	(394,947)	(325,854)
Master Planned Communities cost of sales, net of SID bonds transfers to buyers	125,419	146,087
Condominium development expenditures	(384,846)	(397,767)
Condominium rights and units cost of sales, net of closing commissions	565,270	1,112
Net Changes:
Accounts receivable, net	11,339	(33,056)
Reinsurance recoverable on paid and unpaid losses	(30,993)	—
Other assets, net	20,418	(1,911)
Condominium deposits, net	(76,426)	201,543
Deferred expenses, net	(78,756)	(33,433)
Reserves for claims and claim expenses	172,096	—
Unearned premiums	(25,572)	—
Other liabilities, net	(68,866)	31,457
Cash provided by (used in) operating activities	572,302	102,107

CASH FLOWS FROM INVESTING ACTIVITIES
Property and equipment expenditures	(6,583)	(1,156)
Operating property improvements	(37,571)	(33,086)
Property development and redevelopment	(69,634)	(128,465)
Sales of fixed maturity securities	2,552,485	—
Maturities, calls, and paydowns of fixed maturities securities	48,705	—
Purchases of short-term investments	(201)	—
Sales of short-term investments	4,606	—
Purchases of equity securities	(1,250,845)	—
Sales of equity securities	5,873	—
Cash from consolidation of joint venture	26,226	—
Acquisition of business, net of cash acquired	(1,639,220)	—
Acquisition of assets	—	(16,356)
Proceeds from sales of properties, net	125,972	12,336
Reimbursements under tax increment financings and grants	2,879	6,583
Distributions from unconsolidated ventures	22,910	2,322
Investments in unconsolidated ventures, net	(48,469)	(3,017)
Other	(15,797)	(1,219)
Cash provided by (used in) investing activities	(278,664)	(162,058)
HHH 2026 FORM 10-Q | 6

FINANCIAL STATEMENTS	Table of Contents
HOWARD HUGHES HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
thousands	2026	2025
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from mortgages, notes, and loans payable	1,583,719	600,590
Principal payments on mortgages, notes, and loans payable	(1,239,439)	(442,362)
Proceeds from issuance of common stock, net	—	862,789
Proceeds from issuance of Series A Preferred Stock, net	997,242	—
Proceeds from issuance of warrants	10,000	—
Debt extinguishment costs	(6,900)	(204)
Special Improvement District bond funds released from (held in) escrow	26,636	23,900
Deferred financing costs and bond issuance costs	(20,773)	(6,263)
Taxes paid on stock options exercised and restricted stock vested	(5,821)	(3,437)
Stock options exercised	1,026	24
Contributions from noncontrolling interest owners	5,756	215
Distributions to noncontrolling interest owners	(452)	—
Cash provided by (used in) financing activities	1,350,994	1,035,252

Net change in cash, cash equivalents, and restricted cash	1,644,632	975,301
Cash, cash equivalents, and restricted cash at beginning of period	2,097,158	998,503
Cash, cash equivalents, and restricted cash at end of period	$3,741,790	$1,973,804

RECONCILIATION OF CASH, CASH EQUIVALENTS, AND RESTRICTED CASH
Cash and cash equivalents	$2,868,758	$1,456,934
Restricted cash	873,032	516,870
Cash, cash equivalents, and restricted cash at end of period	$3,741,790	$1,973,804

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid, net	$251,164	$236,950
Interest capitalized	112,476	109,881
Income taxes paid (refunded), net	17,801	10,233

NON-CASH TRANSACTIONS
Consideration from sale of properties	$—	$41,125
Special Improvement District bonds transfers to buyers	14,622	2,586
Capitalized stock compensation	2,956	2,332
Accrued property improvements, developments, and redevelopments	(17,451)	6,013
Promissory note for special land use	500	—

See Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 7

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

1. Presentation of Financial Statements and Significant Accounting Policies

General Howard Hughes Holdings Inc. (HHH or the Company) is a diversified holding company focused on growing long-term shareholder value. Its principal subsidiaries include (1) a specialty insurance, reinsurance, and partnership capital platform, which provides property, casualty, and specialty insurance and reinsurance, and (2) a real estate development subsidiary that operates a large-scale, mixed-use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income-producing properties.

On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Non-voting Exchangeable Perpetual Preferred Stock (Series A Preferred Stock) to Pershing Square Holdings, Ltd. See Note 2 - Vantage Acquisition and Note 3 - Pershing Square for additional information. The accompanying Condensed Consolidated Financial Statements reflect the assets acquired, liabilities assumed, and results of operations of Vantage for the post-acquisition period.

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

In accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as issued by the Securities and Exchange Commission (the SEC), these Condensed Consolidated Financial Statements do not include all of the information and disclosures required by GAAP for complete financial statements. Readers of this quarterly report on Form 10-Q (Quarterly Report) should refer to the Howard Hughes Holdings Inc. audited Consolidated Financial Statements, which are included in its annual report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 19, 2026 (the Annual Report). In the opinion of management, all normal recurring adjustments necessary for a fair presentation of the financial position, results of operations, comprehensive income, cash flows, and equity for the interim periods have been included. The results for the three and nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, and future fiscal years.

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

Short-Term Investments The Company’s short-term investments consist of U.S. Government securities with original maturities greater than 3 months and less than 12 months. These investments are recorded at fair value, which typically approximates cost. Interest income on short-term investments is recognized in Net insurance investment income in the Condensed Consolidated Statements of Operations.

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

Other Investments The Company has an investment in a limited partnership which is carried at fair value. As a practical expedient, the fair value is estimated using the net asset value reported by the external fund manager. The Company does not have control or significant influence over the partnership. This investment is valued at $4.9 million as of September 30, 2026, and is presented in Other assets, net on the Condensed Consolidated Balance Sheets. Changes in fair value are recorded in Investment gain (loss), net in the Condensed Consolidated Statements of Operations.

Restricted Assets The Company’s insurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support insurance operations, as well as pledge assets as collateral for letters of credit and reinsurance operations. As of September 30, 2026, these restricted assets included $259.5 million of restricted cash and $30.2 million of short-term and fixed maturity security investments.

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

Reinsurance premiums written, irrespective of the class of business, are generally earned on a pro rata basis over the terms of the underlying policies or reinsurance contracts. Contracts and policies written on a losses-occurring basis cover claims that may occur during the term of the contract or policy, which is typically 12 months. Accordingly, the related reinsurance premium is earned evenly over the term. Contracts which are written on a risks-attaching basis cover claims which attach to the underlying insurance policies written during the terms of these contracts. Premiums earned on risks-attaching contracts usually extend beyond the original term of the reinsurance contract, typically resulting in recognition of reinsurance premiums earned over a 24-month period.

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

Reinsurance The Company purchases reinsurance to increase capacity and to limit the impact of individual losses and events on its underwriting results by reinsuring certain levels of risk with other insurance enterprises or reinsurers. The Company uses pro rata, excess of loss, and facultative reinsurance contracts. The premiums paid to reinsurers or ceded written insurance premiums are recognized over the coverage period. Prepaid reinsurance premiums represent the portion of premiums ceded which relate to the unexpired term of the contracts in force. Ceded reinsurance contracts do not relieve the Company of its primary obligation to its (re)insureds.

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

The following table details the effect of reinsurance on premiums written and earned during the post-acquisition period.

thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Premiums written
Direct	$284,705	$388,041
Assumed	101,276	153,999
Ceded	(113,013)	(161,864)
Net written insurance premiums	$272,968	$380,176

Premiums earned
Direct	$263,820	$349,380
Assumed	170,067	218,232
Ceded	(118,038)	(154,516)
Net earned insurance premiums	$315,849	$413,096

The Company underwrites a significant amount of its reinsurance business through brokers. There is credit risk associated with payments of reinsurance balances to the Company in regard to these brokers' ability to fulfill their contractual obligations. In addition, in some jurisdictions, if the broker fails to make payments to the insured under the Company’s policy, the Company may remain liable to the insured for the deficiency. The brokerages used by the Company are large and well established, and there are no indications they are financially distressed. The following table includes the brokers that individually contributed more than 10% of total gross written insurance premiums during the post-acquisition period:

% of Gross Written Insurance Premiums
Aon	13.1%
Marsh	12.5%

HHH 2026 FORM 10-Q | 11

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Insurance-Related Statutory Capital and Dividend Restrictions The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate and have regulatory capital and solvency requirements and restrictions on the ability of such subsidiaries to pay dividends to the parent company. The ability of the insurance and reinsurance subsidiaries to pay dividends to the parent company is also influenced by the maintenance of financial strength ratings assigned by independent rating agencies. Additionally, as a condition to the approval by the Delaware Department of Insurance (the Department) of the Vantage Acquisition, the Company has agreed that, until June 4, 2028, any dividends (whether ordinary or otherwise) by the Company’s Delaware insurance subsidiaries will require the Department’s prior approval. As of September 30, 2026, all insurance subsidiaries exceeded minimum regulatory capital requirements.

Restricted Cash Restricted cash reflects amounts segregated in escrow accounts in the name of the Company, primarily related to escrowed condominium deposits by buyers and other amounts related to taxes, insurance, and legally restricted security deposits and leasing costs associated with real estate operations, as well as deposits with various regulatory authorities to support insurance and reinsurance operations.

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

HHH 2026 FORM 10-Q | 12

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Related-party receivables as of December 31, 2025 were primarily due from the Floreo joint venture and related to reimbursable overhead costs incurred by the Company on behalf of Floreo and an outstanding balance of guaranty fees associated with Floreo’s bond financing. The Company received payment for the outstanding balance of guaranty fees during the third quarter of 2026. As of September 30, 2026, following a reconsideration event, the Floreo joint venture was consolidated. As such, any remaining related-party receivable balances are now eliminated in consolidation. See Note 10 - Acquisitions and Dispositions of Real Estate Assets for additional information on the consolidation of the Floreo joint venture.

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

The following table represents the components of Accounts receivable, net of amounts considered uncollectible, in the accompanying Condensed Consolidated Balance Sheets:

thousands	September 30, 2026	December 31, 2025
Insurance premiums receivable	$760,995	$—
Straight-line rent receivables	104,307	96,975
Tenant receivables	9,957	5,512
Related-party receivables	19	18,640
Other receivables	7,989	12,995
Accounts receivable, net (a)	$883,267	$134,122
(a)As of September 30, 2026, the total reserve balance for amounts considered uncollectible was $6.4 million, comprised of $6.3 million attributable to lease-related receivables and $0.1 million attributable to the allowance for credit losses related to other accounts receivables. As of December 31, 2025, the total reserve balance was $7.2 million, comprised of $7.0 million attributable to lease-related receivables and $0.2 million attributable to the allowance for credit losses related to other accounts receivables.

The following table summarizes the impacts of the collectability reserves in the accompanying Condensed Consolidated Statements of Operations:

thousands	Three Months Ended September 30,		Nine Months Ended September 30,
Statements of Operations Location	2026	2025	2026	2025
Rental revenue	$(2,324)	$494	$68	$1,983
Provision for (recovery of) doubtful accounts	206	(345)	270	41
Total (income) expense impact	$(2,118)	$149	$338	$2,024

Municipal District Receivables, net Municipal district receivables, net are development costs that the Company incurs within its MPCs and expects to be reimbursed for by special-purpose political subdivisions. These subdivisions are formed under state law to finance public infrastructure that benefits land within their boundaries. They include Municipal Utility Districts (MUD) in Houston, Texas and Community Facilities Districts (CFD) in Arizona. Each type of district is governed by its own state statute, which defines the infrastructure and costs that qualify for reimbursement. The Company applies a consistent accounting approach to both. The Company typically advances funds to build qualifying public infrastructure, which must be designed, bid, and constructed in accordance with the applicable statute and local requirements. The district Board of Directors authorizes and approves all reimbursable development contracts, and uses bond sale proceeds to reimburse the developer for its construction costs. At the date the expenditures occur, the Company determines the costs it believes will be eligible for reimbursement under the applicable statute and recognizes those costs as municipal district receivables. As of September 30, 2026, following the consolidation of Floreo in July 2026, related CFD receivables are included in the consolidated Municipal district receivables, net balance. Prior to the consolidation of Floreo, the Company did not have consolidated CFD receivables as development has not yet started in Teravalis. See Note 10 - Acquisitions and Dispositions of Real Estate Assets for further discussion of the Floreo consolidation.

HHH 2026 FORM 10-Q | 13

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Sale of MUD Receivables The Company has entered into various transactions to transfer reimbursement rights related to its current and anticipated future MUD receivables, as well as interest owed on its current MUD receivables, in exchange for cash consideration. For each transaction, the Company allocated the cash consideration received between the existing MUD receivables and anticipated future MUD receivables using the relative fair value method. As a result of these transactions, the Company derecognized the existing MUD receivables and related accrued interest, and recognized a loss on sale equal to the excess of their carrying amount over the consideration allocated to them.

The following table summarizes the initial impacts of the MUD sale transactions:

thousands	September 2024	May 2025	April 2026	July 2026	September 2026
Allocation of MUD receivables transferred (a):
Existing MUD receivables	$186,004	$146,974	$1,485	$73,310	$171,792
Accrued interest	9,295	14,065	36	6,592	8,746
Future MUD receivables	39,996	95,905	26,095	14,600	35,762

Allocation of cash consideration received (a):
Existing MUD receivables	146,648	112,842	966	49,517	99,348
Future MUD receivables	30,032	67,201	16,574	9,048	19,680

Gain (loss) on sale of MUD receivables (a)	(48,651)	(48,197)	(555)	(30,385)	(81,190)
(a)This table includes the initial amounts recognized for each transaction and does not include the impacts of any changes in estimates in future periods. Refer to the below for discussion of the impact of any changes in estimates.

For these transactions, the Company is required to complete future development activities. As such, liabilities associated with the future development spend were recorded at amortized cost in Other liabilities, net on the Condensed Consolidated Balance Sheets. The associated discounts, which represent the differences between the total future development spend and the allocated cash proceeds, are being amortized into interest expense over the expected development period using the effective interest method. As of September 30, 2026, the total remaining liability was $92.3 million and the total unamortized discount was $30.1 million. As of December 31, 2025, the total remaining liability was $64.4 million and the total unamortized discount was $12.8 million. Interest expense related to the discount amortization was $6.4 million for the three months ended September 30, 2026, and $14.3 million for the nine months ended September 30, 2026, compared to $7.2 million for the three months ended September 30, 2025, and $16.4 million for the nine months ended September 30, 2025. The Company records each transaction using the information available at closing and subsequent changes in these estimates are recognized in Gain (loss) on sale of MUD receivables in the period identified. The Company recognized a gain of $6.2 million in Gain (loss) on sale of MUD receivables for the three and nine months ended September 30, 2026 related to changes in estimates.

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

HHH 2026 FORM 10-Q | 14

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Impairment Analysis

Long-Lived Assets The Company reviews its long-lived assets for potential impairment indicators when events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment or disposal of long‑lived assets in accordance with ASC 360, Property, Plant, and Equipment, requires that if impairment indicators exist and expected undiscounted cash flows generated by the asset over an anticipated holding period are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of the asset to its fair value. The impairment analysis does not consider the timing of future cash flows and whether the asset is expected to earn an above- or below-market rate of return. No impairment charges were recorded for long-lived assets during the three and nine months ended September 30, 2026, or 2025.

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

Investments in Unconsolidated Ventures The Company evaluates each investment in an unconsolidated venture discussed in Note 5 - Investments in Unconsolidated Ventures periodically for recoverability and valuation declines that are other-than-temporary. If the decrease in value of an investment is deemed to be other-than-temporary, the investment is reduced to its estimated fair value. No impairment charges were recorded for investments in unconsolidated ventures during the three and nine months ended September 30, 2026, or 2025.

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

Variable Interest Entities

The Company has interests in various legal entities that represent a VIE. The Company determines if a legal entity is a VIE by performing a qualitative analysis that requires certain subjective decisions, taking into consideration the design of the entity, the variability that the entity was designed to create and pass along to its interest holders, the rights of the parties and the purpose of the arrangement. Upon the occurrence of certain reconsideration events, the Company reassesses its initial determination as to whether the entity is a VIE.

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

HHH 2026 FORM 10-Q | 15

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Real Estate VIEs

Consolidated Real Estate VIEs The Company’s Condensed Consolidated Balance Sheets included the following amounts related to its consolidated real estate VIEs. The assets of these consolidated VIEs may only be used to settle obligations of the respective VIE and are not available to satisfy the obligations of the Company or its other subsidiaries. The liabilities of these consolidated VIEs are non-recourse to the Company and are payable solely from the assets of the respective VIE, with the exception of the Floreo debt obligation which is subject to the guaranty described below.

thousands	September 30, 2026	December 31, 2025
Master Planned Communities assets	$825,299	$543,912
Buildings and equipment	8,151	7,161
Less: accumulated depreciation	(3,167)	(1,354)
Developments	24,965	14,684
Net investment in real estate	855,248	564,403
Investments in unconsolidated ventures	934	—
Cash and cash equivalents	50,236	22,191
Restricted cash	166,238	136,418
Accounts receivable, net	683	65
Municipal district receivables, net	77,395	—
Deferred expenses, net	17,893	13,571
Intangibles, net	3,016	1,953
Other assets, net	27,604	565
Total assets	$1,199,247	$739,166

Mortgages, notes, and loans payable, net	$270,461	$—
Other liabilities, net	204,007	153,969
Total liabilities	$474,468	$153,969

The above balances primarily relate to the following consolidated real estate VIEs:

–Floreo In July 2026, a reconsideration event occurred related to Floreo, an MPC joint venture currently developing land in the greater Phoenix, Arizona area. Floreo is a VIE that was previously accounted for under the equity method. As a result of the reconsideration event, the Company concluded that it was the primary beneficiary, and Floreo was prospectively consolidated on July 26, 2026. Refer to Note 10 - Acquisitions and Dispositions of Real Estate Assets for additional information on the reconsideration event and the financial statement impact of the consolidation. The Secured Floreo Note, which is included in Mortgages, notes, and loans payable, net following consolidation, has a borrowing capacity of $365.0 million, and outstanding borrowings as of September 30, 2026, of $276.0 million. Floreo’s creditors only have recourse to the Company through a collateral maintenance obligation, under which a wholly owned subsidiary of the Company must post refundable cash collateral of up to $100.0 million if Floreo’s loan-to-value ratio exceeds 50%. This collateral becomes non refundable if Floreo defaults on the note. As of September 30, 2026, no collateral has been posted.
–Teravalis The Company entered into a joint venture agreement to develop Teravalis, an MPC in the West Valley of Phoenix, Arizona. Teravalis was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is the primary beneficiary and consolidates Teravalis.
–‘Ilima The Company entered into a joint venture agreement with Discovery Land Company to form Block E Ward Village (‘Ilima) for the purpose of developing, constructing, and operating a residential condominium tower in Ward Village. ‘Ilima was determined to be a VIE, and as the Company has the power to direct the activities that most significantly impact its economic performance, the Company is the primary beneficiary and consolidates ‘Ilima.
–Summit House In August 2026, the Company entered into a limited liability company agreement with Discovery Summerlin Tower Investor, LLC to form Block E21 JV, LLC (Summit House) for the purpose of developing, constructing, and operating a residential condominium tower in Summerlin. Summit House was determined to be a VIE because it does not have sufficient equity at risk to finance its activities without additional subordinated financial support. As the Company has the power to direct the activities that most significantly impact Summit House’s economic performance and the obligation to absorb losses or the right to receive benefits that could potentially be significant, the Company is the primary beneficiary and consolidates Summit House.
HHH 2026 FORM 10-Q | 16

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

Other Non-Consolidated Real Estate Variable Interest Entities The Company owns interests in various other real estate related joint ventures that are classified as VIEs; however, the Company is not the primary beneficiary and accounts for these investments in accordance with the equity method. See Note 5 - Investments in Unconsolidated Ventures for additional information.

Insurance VIEs

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

AV0002 As of September 30, 2026, the Company held a 50% participating, non-voting interest in the AV0002 segregated account. The Company has power over the activities that most significantly impact the economic performance of the account, and as such, the Company is the primary beneficiary and consolidates AV0002. As of September 30, 2026, the Company’s Condensed Consolidated Balance Sheets included $24.1 million of Cash and cash equivalents related to AV0002. The assets of AV0002 may be used only to settle its obligations and are not available to satisfy the obligations of the Company or its other subsidiaries and the liabilities of AV0002 are non-recourse to the Company and are payable solely from the assets of AV0002.

AV0003, AV0004, AV0005, and AV0006 The Company also does business with AdVantage segregated accounts AV0003, AV0004, AV0005, and AV0006 (together, the Segregated Accounts). The Segregated Accounts were formed prior to the Vantage Acquisition in connection with third-party investors. Pursuant to separate Reinsurance Services Agreements among the Segregated Accounts, AdVantage, and a Vantage subsidiary, the Company sources risk on behalf of each Segregated Account, to match the risk and return appetite of the applicable third-party investors. As of September 30, 2026, separate quota share arrangements between each Segregated Account and the Company represented a variable interest; however, as the Company does not have power over the activities that most significantly impact the economic performance of the Segregated Accounts, it is not the primary beneficiary and does not consolidate the Segregated Accounts.

The revenue components associated with the Segregated Accounts are as follows:
–The Segregated Accounts cede to the Company, and the Company assumes from them, a quota share of the Segregated Accounts’ liabilities and premiums under each reinsurance agreement entered into by the Segregated Accounts that is sourced by the Company, subject to a cap. The quota shares range from 2.2% to 2.5%.
–The Company provides certain underwriting and related services to the Segregated Accounts and receives a fixed quarterly fee based on the capital deployed.
–The Segregated Accounts may also pay the Company a performance-based variable fee tied to the performance of such Segregated Accounts.

The quota share contracts are recorded as assumed premiums and recognized ratably over the term of the underlying reinsurance agreements. The quarterly fees for services provided to the Segregated Accounts are recognized over time in the period the relevant services are provided on a proportional basis that corresponds to the time elapsed on the applicable underlying reinsurance contract term. The variable fee was considered fully constrained and thus the transaction price at inception was zero. Management assessed this estimate at the reporting date and accrued for fees to the extent it is probable that a significant reversal will not occur.

For the three months ended September 30, 2026, Net earned insurance premiums includes $3.4 million related to the quota share agreements and Other revenues includes $18.9 million related to fixed and variable fees. For the nine months ended September 30, 2026, Net earned insurance premiums includes $4.4 million related to the quota share agreements and Other revenues includes $23.8 million related to fixed and variable fees.

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
HHH 2026 FORM 10-Q | 17

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
counterparty credit risk, mitigated by collateral, arising from certain reinsurance cessions from the Company to AV0002. The Company has not provided any financial or other support to AdVantage that it is not contractually required to provide.

Noncontrolling Interests As of December 31, 2025, noncontrolling interests were primarily related to Teravalis. As of September 30, 2026, noncontrolling interests also related to AV0002, Floreo, and Summit House.

Financing Receivable Credit Losses The Company is exposed to credit losses on financing receivables, which include municipal district receivables, Special Improvement District (SID) bonds, Tax Increment Financing (TIF) receivables, net investments in lease receivables, and notes receivable. The Company assesses its exposure to credit loss on a quarterly basis using historical collection experience and future expectations by portfolio segment.

The amortized cost basis of financing receivables, consisting primarily of municipal district and SID receivables, totaled $522.1 million as of September 30, 2026, and $560.3 million as of December 31, 2025. The municipal district receivables balance included accrued interest of $50.5 million as of September 30, 2026, and $48.2 million as of December 31, 2025. There was no material activity in the allowance for credit losses for financing receivables for the nine months ended September 30, 2026 and 2025.

Financing receivables are considered to be past due once they are 30 days contractually past due under the terms of the agreement. The Company does not have significant receivables that are past due or on nonaccrual status. There have been no significant write-offs or recoveries of amounts previously written off during the current period for financing receivables.

2. Vantage Acquisition

On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion. References to "Vantage" herein refer to Howard Hughes Insurance Holdings, LLC and its consolidated insurance and reinsurance subsidiaries acquired in the Vantage Acquisition, unless the context otherwise requires. Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Preferred Stock to Pershing Square Holdings, Ltd. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 3 - Pershing Square for additional information. The transaction costs associated with the acquisition were $1.0 million for the three months ended September 30, 2026, and $20.1 million for the nine months ended September 30, 2026, and are included in General and administrative expenses in the Condensed Consolidated Statements of Operations.

HHH 2026 FORM 10-Q | 18

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Preliminary Fair Value of Net Assets Acquired and Liabilities Assumed

The acquisition constitutes a business combination and was accounted for using the acquisition method of accounting. As such, the Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, as summarized in the table below. Certain data necessary to complete the purchase price allocation is not yet available, and includes, but is not limited to, the final appraisals of certain acquired assets and assumed liabilities and the final underlying tax bases of assets acquired and liabilities assumed. The Company will finalize the purchase price allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

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

HHH 2026 FORM 10-Q | 19

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

Broker relationships represent the fair value of Vantage's existing relationships with independent insurance and reinsurance brokers, which serve as the primary distribution network for the Company's specialty insurance and reinsurance operations. The fair values were estimated using the multi-period excess earnings method under the income approach and are classified as Level 3 fair value measurements. The valuation incorporates significant unobservable inputs, including projected net written insurance premiums, retention rates based on historical experience, normalized growth assumptions, contributory asset charges, and a discount rate. The analysis also reflects management’s assumptions regarding long-term tax rates and investment yields used to estimate attributable investment income. The Company assigned estimated useful lives of 17 years for insurance broker relationships and 15 years for reinsurance broker relationships. These useful lives were determined based on an analysis of historical broker-level attrition data, which was fitted to exponential survivor curves. The selected useful lives represent the periods over which the substantial majority of the present value of economic benefits from the existing broker relationships is expected to be realized. The shorter useful life assigned to reinsurance broker relationships reflects the more concentrated nature of the reinsurance broker market. The Company considered all applicable factors, including legal, regulatory, contractual, competitive, and economic factors, and concluded that no such factors impose a useful life shorter than those selected. All broker relationship intangible assets are amortized on a straight-line basis, as the Company determined that no other method more reliably reflects the pattern in which the economic benefits of the assets are consumed.

The trade name represents the "Vantage" brand identity used in the specialty insurance and reinsurance markets. The fair value was estimated using the relief-from-royalty method under the income approach and is classified as a Level 3 fair value measurement. The valuation incorporated a royalty rate derived from market data and qualitative factors, projected net written insurance premiums with near- and long-term growth assumptions, and a discount rate. The 10-year estimated useful life reflects the expected period over which the trade name will generate incremental economic benefit distinct from the Company's own brand identity, considering the Company's anticipated brand strategy.

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

HHH 2026 FORM 10-Q | 20

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

Insurance licenses represent the certificates of authority and surplus lines eligibility held by various Vantage subsidiaries in the United States and abroad. The fair values were valued using the comparable transaction method under the market approach and are classified as Level 2 fair value measurements. The valuation incorporated observable arm’s-length transaction prices from publicly reported acquisitions of shell insurance companies with operating licenses, with values selected based on transaction price statistics by license type. The Company determined that the insurance licenses have indefinite useful lives as no legal, regulatory, contractual, competitive, economic, or other factors limit their useful lives. State-issued certificates of authority are not subject to competitive re-bidding and remain in force continuously so long as the licensed entity maintains compliance with applicable regulatory requirements. Renewal involves routine filing obligations and negligible incremental cost. The Company reassesses the indefinite useful life classification each reporting period and will test these assets for impairment at least annually.

Reserves for claims and claim expenses, net of reinsurance recoverable on unpaid losses, were measured using a discounted cash flow model applied to the actuarial run-off of recorded reserves and are classified as Level 3 fair value measurements. The valuation incorporated adjustments for the time value of money and risk margin based on the U.S. Treasury yield curve, actuarial payment patterns, capital requirements, cost of capital, and reserve payout assumptions. The fair value adjustment will be amortized over the estimated payout period of the underlying claims as an increase to prior accident year net claims and claim expenses.

The following table summarizes acquired finite-lived intangible assets which are amortized over their estimated useful lives:

	As of September 30, 2026
thousands	Gross Asset	Accumulated Amortization	Net Carrying Amount
Broker relationships - insurance	$183,000	$(3,490)	$179,510
Broker relationships - reinsurance	44,000	(951)	43,049
Trade name	16,000	(519)	15,481
Internally developed and used technology	9,000	(417)	8,583
VOBA	304,000	(89,201)	214,799

Future net amortization expense for acquired finite-lived intangible assets is estimated as shown below:

thousands	Statements of Operations Location	Remaining in 2026	2027	2028	2029	2030	2031
VOBA	Insurance underwriting expenses	$68,962	$131,210	$13,344	$1,283	$—	$—
Other finite-lived intangibles	Depreciation and amortization	4,146	16,584	16,584	16,583	16,584	16,584
Net amortization expense		$73,108	$147,794	$29,928	$17,866	$16,584	$16,584

HHH 2026 FORM 10-Q | 21

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Post-Acquisition Financial Results

The following table summarizes the revenue and net income (loss) attributable to Vantage from the acquisition date, June 4, 2026, through September 30, 2026, as included in the Company’s Condensed Consolidated Statements of Operations. This is provided for informational purposes only and may not be indicative of future results.

thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Total revenues	$357,529	$470,670
Net income (loss) attributable to common stockholders	55,727	39,997

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Total revenues	$636,296	$702,791	$2,576,876	$1,682,134
Net income (loss) attributable to common stockholders	(1,087)	146,320	237,645	111,851

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

Series A Non-voting Exchangeable Perpetual Preferred Stock Issuance to Pershing Square

On June 4, 2026, in connection with the Vantage Acquisition, the Company entered into a Subscription Agreement, pursuant to which it issued and sold 140,000 shares of Series A Preferred Stock with a par value of $0.01 per share to an affiliate of Pershing Square for $1.0 billion in a private placement. Net proceeds from the issuance were used to fund a portion of the Vantage Acquisition consideration and to provide additional capital to Vantage for working capital and general corporate purposes.

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

HHH 2026 FORM 10-Q | 22

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Exchange Right Within 60 days following (i) the end of the seventh fiscal year following the original issue date of the Series A Preferred Stock, which is December 31, 2032, and (ii) the end of each subsequent fiscal year, a holder of Series A Preferred Stock may exchange, in full-tranche increments, a number of shares of Series A Preferred Stock that exceeds 10% of its shares of Series A Preferred Stock, without the payment of additional consideration, into a number of common equity interests of Vantage (Vantage Units) as determined by an exchange ratio outlined in the governing agreements. The holders of the Series A Preferred Stock may not acquire, in the aggregate, more than 49% of Vantage Units without approval of a majority of the disinterested directors. To the extent an exchange is blocked by this ownership cap, the Company must instead repurchase the excess shares on Call Option terms as described below.

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

Financial Statement Impacts As the Series A Preferred Stock is redeemable for cash upon the occurrence of specified contingent redemption events mentioned above that are outside of the Company’s control, the Series A Preferred Stock is classified as mezzanine equity in the Condensed Consolidated Balance Sheets. The Series A Preferred Stock was recorded at $995.7 million, which represents the issuance-date fair value (gross proceeds) of $1.0 billion, less $4.3 million of direct issuance costs. The direct issuance costs relate to reasonable and documented expenses incurred by Pershing Square in connection with the issuance that HHH agreed to reimburse.

As of September 30, 2026, no specified redemption events have occurred and the Series A Preferred Stock is not redeemable as of this date. As the specified redemption events are outside of the Company’s control and are not considered probable until consummated, the Series A Preferred Stock does not require subsequent remeasurement to its redeemable value. The Company will continue to assess, at each reporting date, whether the Preferred Stock has become currently redeemable or probable of becoming redeemable.

HHH 2026 FORM 10-Q | 23

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The Company also assessed the above features to determine whether any features are required to be bifurcated and separately accounted for as an embedded feature. The Company concluded that the Defaulted Repurchase Dividend feature meets all the requirements to be separately accounted for as a bifurcated derivative. As a result, the Company bifurcated the Series A Preferred Stock between (i) the host contract which is accounted for within mezzanine equity as described above, and (ii) the bifurcated derivative related to the Defaulted Repurchase Dividend feature. As the Company believes the initial probability of triggering this feature is de minimis, the embedded feature has no value upon issuance or as of September 30, 2026.

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

As of September 30, 2026, Pershing Square beneficially owned approximately 46.6% of the Company’s outstanding shares of common stock.

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

On a quarterly basis, the Company pays Pershing Square a base advisory fee and a variable advisory fee equal to a percentage of the excess value of the quarter-end stock price of the Company’s common stock minus a reference price, multiplied by the existing share count as of the transaction date, which will not increase with the issuance of new shares of common stock. The base fee and the reference share price are subject to annual adjustment based on the Core Personal Consumption Expenditures (PCE) Price Index. The total advisory fees recognized in General and administrative expenses in the Condensed Consolidated Statements of Operations were $3.8 million for the three months ended September 30, 2026, and $11.4 million for the nine months ended September 30, 2026, compared to $7.1 million for the three months ended September 30, 2025 and $10.0 million for the nine months ended September 30, 2025. As of September 30, 2026, the Company had no payable amounts due to Pershing Square.

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

4. Investments in Fixed Maturity and Equity Securities

On June 4, 2026, the Company acquired $2.6 billion of fixed maturity securities in connection with the Vantage Acquisition. See Note 2 - Vantage Acquisition for additional information. Following the acquisition, the Company divested a significant portion of its available-for-sale fixed maturity securities to implement its strategy to reposition Vantage’s investment portfolio to include cash, short-term U.S. Treasury securities, and publicly traded equity securities.

HHH 2026 FORM 10-Q | 24

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Investments in Equity Securities The following table summarizes the Company’s equity securities as of September 30, 2026:

thousands	Cost Basis	Net Unrealized Gains (Losses)	Fair Value
Communications	$538,195	$21,511	$559,706
Consumer products	305,848	(9,825)	296,023
Financial	275,035	(22,653)	252,382
Technology	124,998	30,412	155,410
Total	$1,244,076	$19,445	$1,263,521

Investments in Fixed Maturity Securities

Available-for-Sale Fixed Maturity Securities The following table summarizes the Company’s AFS fixed maturity securities as of September 30, 2026:

thousands	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Government	$3,172	$—	$(35)	$3,137
U.S. Corporate	7,297	—	—	7,297
Foreign Governments	622	—	(20)	602
Total	$11,091	$—	$(55)	$11,036

The amortized cost and estimated fair values of AFS fixed maturity securities as of September 30, 2026, are summarized below by remaining maturity. Actual maturities may differ from contractual maturities as issuers and borrowers may have the right to call or prepay certain obligations with or without call or prepayment penalties.

thousands	Amortized Cost	Fair Value
Due in one year or less	$489	$489
Due after one year through five years	4,423	4,368
Due after five years through ten years	4,232	4,232
Due after ten years	1,947	1,947
Total	$11,091	$11,036

The following table summarizes the proceeds and gross realized gains and losses from sales of AFS fixed maturity securities:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Proceeds from sales	$216,722	$—	$2,552,485	$—
Gross realized gains from sales	—	—	2,016	—
Gross realized losses from sales	(1,538)	—	(5,701)	—

HHH 2026 FORM 10-Q | 25

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Net Investment Income The components of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Fixed maturity securities AFS	$613	$—	$9,176	$—
Equity securities	2,446	—	3,842	—
Short-term investments, cash, and other	21,020	—	22,321	—
Gross investment income	24,079	—	35,339	—
Investment expenses	(1,401)	—	(1,673)	—
Net insurance investment income	$22,678	$—	$33,666	$—

5. Investments in Unconsolidated Ventures

In the ordinary course of business, the Company enters into partnerships and ventures with an emphasis on investments associated with the development and operation of real estate assets. As of September 30, 2026, the Company does not consolidate the investments below as it does not have a controlling financial interest in these investments. As such, the Company primarily reports its interests in accordance with the equity method.

Investments in unconsolidated ventures consist of the following:

	Ownership Interest (a)		Carrying Value		Share of Earnings/Dividends
	September 30,	December 31,	September 30,	December 31,	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2026	2025	2026	2025	2026	2025	2026	2025
Equity Method Investments
Operating Assets:
Operating equity investments (b)	Various	Various	$17,614	$10,649	$531	$135	$1,884	$(1,152)
Master Planned Communities:
The Summit (c)	50%	50%	27,999	35,815	(1,581)	(2,085)	(690)	(7,055)
Floreo (d)	—	50%	—	59,008	(20,233)	(636)	(24,512)	(725)
Other	Various	50%	2,012	—	(196)	—	(912)	—
Strategic Developments:
Aspect (c)(e)	85%	—	13,767	—	156	—	156	—
West End Alexandria (c)	58%	58%	46,937	60,830	13,794	57	8,929	231
Gateway A10 Holdings (e)	50%	—	8,926	—	—	—	—	—
Other	50%	50%	—	41	—	—	(30)	—
			117,255	166,343	(7,529)	(2,529)	(15,175)	(8,701)
Other investments (f)			3,767	3,779	—	—	5,307	5,605
Investments in unconsolidated ventures			$121,022	$170,122	$(7,529)	$(2,529)	$(9,868)	$(3,096)
(a)Ownership interests presented reflect the Company’s stated ownership interest or if applicable, the Company’s final profit-sharing interest after receipt of any preferred returns based on the venture’s distribution priorities.
(b)Two of the operating equity investments were in a combined deficit position of $19.8 million at September 30, 2026, and $23.8 million at December 31, 2025, and presented in Other liabilities, net on the Condensed Consolidated Balance Sheets.
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
(d)Floreo is a VIE that was previously accounted for under the equity method. On July 26, 2026, a reconsideration event occurred, and as a result, the Company concluded that it was the primary beneficiary, and Floreo was prospectively consolidated on July 26, 2026. Prior to consolidation, the Company’s previously held equity method investment in Floreo was remeasured to its fair value as of the acquisition date, resulting in the recognition of a $19.4 million loss in Equity in earnings (losses) from unconsolidated ventures. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for the required consolidated VIE disclosures. Refer to Note 10 - Acquisitions and Dispositions of Real Estate Assets for additional information related to the initial consolidation of Floreo.
(e)Classified as a VIE; however, the Company is not the primary beneficiary and accounts for its investment in accordance with the equity method. Refer to discussion below for additional information.
HHH 2026 FORM 10-Q | 26

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
(f)Other investments represent investments not accounted for under the equity method. There were no impairments, or upward or downward adjustments to the carrying amounts of these securities either during current year or cumulatively.

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

Aspect In March 2026, the Company formed FP Aspect Holdings, LLC (Aspect) with Foulger-Pratt Development, LLC (Foulger-Pratt). Upon formation, the Company contributed $13.6 million in exchange for an 85% interest in Aspect and Foulger-Pratt contributed $2.4 million in exchange for a 15% interest. Per the LLC Agreement, Foulger-Pratt is the managing member. Aspect is classified as a VIE, however, despite the Company’s significant economic ownership, it does not have the ability to control the activities that most impact the economic performance of the venture, and as such is not the primary beneficiary. Accordingly, the Company does not consolidate Aspect and accounts for its ownership interest under the equity method. As of September 30, 2026, the Company’s maximum exposure to loss on this investment is limited to the $13.8 million aggregate carrying value as the Company has not made any other firm commitments to fund amounts on behalf of this VIE. Aspect was created to hold a 20% ownership interest in Aspect Alexandria QOZB, LLC (Aspect Lower Tier JV). In the first quarter of 2026, Aspect Lower Tier JV purchased four acres of land from West End Alexandria, as discussed below, and will utilize the land to develop a multifamily property within the West End Alexandria area. Aspect Lower Tier JV commenced construction on the multifamily property in March 2026.

West End Alexandria In 2021, the Company entered into an Asset Contribution Agreement with Landmark Land Holdings, LLC (West End Alexandria) to redevelop a site previously known as Landmark Mall into a cohesive neighborhood with residential, retail and commercial properties. Other equity owners include Foulger-Pratt and Seritage SRC Finance. In exchange for equity interests in West End Alexandria, the Company conveyed its Landmark Mall property, Seritage conveyed additional land, and Foulger-Pratt contributed cash consideration. The Company does not have the ability to control the activities that most impact the economic performance of the venture as Foulger-Pratt is the managing member and manages all development activities. As such, the Company accounts for its ownership interest in accordance with the equity method.

West End Alexandria was formed to complete demolition and horizontal infrastructure development work and then sell land parcels to other joint ventures or third parties for subsequent development. Foulger-Pratt manages construction of the development. Demolition was completed in 2023, and infrastructure work was completed in 2026. During the first quarter of 2026, West End Alexandria recognized a loss on sale of four acres of land to Aspect Lower Tier JV, which as mentioned above, will utilize the land to develop a multifamily property. During the third quarter of 2026, West End Alexandria recognized a gain on the sale of 4.6 acres of land to a third party to develop townhomes. The Company recognized equity earnings of $13.8 million during the three months ended September 30, 2026, and $8.9 million during the nine months ended September 30, 2026, primarily related to its share of these transactions.

Gateway A10 Holdings In September 2026, the Company contributed a 14.7-acre parcel of land in Columbia to its Gateway A10 Holdings joint venture with SCG Realty Company LLC to develop a build-to-suit warehouse that will be leased by Saval Foods, LLC. The Company contributed the land at a fair value of $10.0 million and received a $1.1 million special distribution, retaining a 50% interest valued at $8.9 million. After derecognizing the land’s carrying amount of $3.8 million, the Company recognized a gain of $6.2 million in Gain on sale or disposal of real estate and other assets, net in the Condensed Consolidated Statements of Operations. Gateway A10 Holdings obtained a construction loan of up to $41.7 million to fund the development, with no borrowings outstanding as of September 30, 2026. The remainder of the development cost is expected to be funded by SCG Realty Company LLC.

Gateway A10 Holdings was determined to be a VIE, however, the Company is not the primary beneficiary as it does not have the ability to control the activities that most impact the economic performance of the venture. Accordingly, the Company does not consolidate Gateway A10 Holdings and accounts for its ownership interest under the equity method. As of September 30, 2026, the Company’s maximum exposure to loss includes the $8.9 million carrying value of its investment.
HHH 2026 FORM 10-Q | 27

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

6. Mortgages, Notes, and Loans Payable, Net

Mortgages, Notes, and Loans Payable, Net All outstanding mortgages, notes, and loans payable of HHH are held by HHC and its subsidiaries.

thousands	September 30, 2026	December 31, 2025
Fixed-rate debt
Senior unsecured notes	$2,300,000	$2,050,000
Secured mortgages payable	1,729,616	1,793,561
Special Improvement District bonds	64,089	80,294
Variable-rate debt (a)
Secured Bridgeland Note	85,000	85,000
Secured Floreo Note	275,963	—
Secured mortgages payable	1,295,666	1,135,359
Unamortized deferred financing costs (b)	(46,385)	(34,386)
Mortgages, notes, and loans payable, net	$5,703,949	$5,109,828
(a)The Company has entered into derivative instruments to manage the variable interest rate exposure for certain debt positions. See Note 7 - Derivative Instruments and Hedging Activities for additional information.
(b)Deferred financing costs are amortized to interest expense over the initial contractual term of the respective financing agreements using the effective interest method (or other methods which approximate the effective interest method).

As of September 30, 2026, land, buildings and equipment, developments, and other collateral with a net book value of $5.1 billion have been pledged as collateral for the Company’s mortgages, notes, and loans payable.

Senior Unsecured Notes In February 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034 (collectively, the February 2026 Senior Notes). Interest is payable semi-annually, beginning in September 2026. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028 and used the remaining proceeds for general corporate purposes.

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

HHH 2026 FORM 10-Q | 28

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes the Company’s secured mortgages payable:

	September 30, 2026				December 31, 2025
$ in thousands	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity	Principal	Range of Interest Rates	Weighted-average Interest Rate	Weighted-average Years to Maturity
Fixed rate (a)	$1,729,616	3.13% - 8.67%	5.00%	4.3	$1,793,561	3.13% - 8.67%	4.91%	5.1
Variable rate (b)	1,295,666	5.40% - 8.93%	8.30%	2.7	1,135,359	5.77% - 8.87%	7.34%	1.3
Secured mortgages payable	$3,025,282	3.13% - 8.93%	6.41%	3.6	$2,928,920	3.13% - 8.87%	5.85%	3.6
(a)Interest rates presented are based upon the coupon rates of the Company’s fixed-rate debt obligations.
(b)Interest rates presented are based on the applicable reference interest rates as of September 30, 2026, and December 31, 2025, excluding the effects of interest rate derivatives.

The Company has entered into derivative instruments to manage its variable interest rate exposure. The weighted-average interest rate of the Company’s variable-rate mortgages payable, inclusive of interest rate derivatives, was 8.17% as of September 30, 2026, and 7.15% as of December 31, 2025. See Note 7 - Derivative Instruments and Hedging Activities for additional information.

During the nine months ended September 30, 2026, the Company’s mortgage activity included new borrowings of $370.1 million, draws on existing mortgages of $179.2 million, refinancings of $35.0 million, and repayments of $487.9 million. As of September 30, 2026, the Company’s secured mortgage loans had $985.8 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions.

Special Improvement District Bonds The Summerlin MPC uses SID bonds to finance certain common infrastructure improvements. These bonds are issued by the municipalities and are secured by the assessments on the land. The majority of proceeds from each bond issued is held in a construction escrow and disbursed to the Company as infrastructure projects are completed, inspected by the municipalities, and approved for reimbursement. Accordingly, the SID bonds have been classified as debt, and the Summerlin MPC pays the debt service on the bonds semi‑annually. As Summerlin sells land, the buyers assume a proportionate share of the bond obligation at closing, and the residential sales contracts provide for the reimbursement of the principal amounts that the Company previously paid with respect to such proportionate share of the bond. These bonds bear interest at fixed rates ranging from 4.13% to 6.05% with maturities ranging from 2030 to 2055 as of September 30, 2026, and fixed rates ranging from 4.13% to 6.50% with maturities ranging from 2030 to 2055 as of December 31, 2025. During the nine months ended September 30, 2026, obligations of $14.6 million were assumed by buyers and no SID bonds were issued.

Secured Bridgeland Note The Company has $600.0 million of borrowing capacity under this secured note, which matures in 2029 and is secured by MUD receivables and land in Bridgeland. The loan requires a 10% fully refundable deposit on the outstanding balance and has an interest rate of 6.05% at September 30, 2026. As of September 30, 2026, outstanding borrowings were $85.0 million, and undrawn capacity was $515.0 million.

Secured Floreo Note In July 2026, the Company began consolidating Floreo, an MPC joint venture, which is a VIE that was previously accounted for under the equity method. Therefore, as of September 30, 2026, the Secured Floreo Note is included in Mortgages, notes, and loans payable, net. See Note 10 - Acquisitions and Dispositions of Real Estate Assets for additional information on the consolidation of the Floreo joint venture. The note has a borrowing capacity of $365.0 million, an interest rate of 6.75% at September 30, 2026, and matures in 2029. As of September 30, 2026, outstanding borrowings were $276.0 million. The Company provided a guaranty on this financing in the form of a collateral maintenance obligation.

Vantage Revolving Credit Facility Vantage has a $75.0 million revolving credit facility (RCF) with the option to increase the aggregate amount by $50.0 million at the lender’s discretion. The RCF will mature in January 2028 and has a variable interest rate based on Vantage’s A.M. Best financial strength rating. As of September 30, 2026, there were no outstanding borrowings under the RCF.

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

HHH 2026 FORM 10-Q | 29

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
As of September 30, 2026, the Company was not in compliance with certain property-level debt covenants. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash cannot be used for general corporate purposes, it can be used to fund operations of the underlying assets and did not have a material impact on the Company’s liquidity or its ability to operate these assets.

7. Derivative Instruments and Hedging Activities

The Company is exposed to interest rate risk related to its variable interest rate debt, and it manages this risk by utilizing interest rate derivatives. The Company uses interest rate swaps and caps to add stability to interest costs by reducing the Company’s exposure to interest rate movements. Interest rate swaps designated as cash flow hedges involve the receipt of variable amounts from a counterparty in exchange for the Company’s fixed‑rate payments over the life of the agreements without exchange of the underlying notional amount. Interest rate caps designated as cash flow hedges involve the receipt of variable amounts from a counterparty if interest rates rise above the strike rate on the contract in exchange for an upfront premium. Certain of the Company’s interest rate caps are not currently designated as hedges, and therefore, any gains or losses are recognized in current-period earnings within Interest expense in the Condensed Consolidated Statements of Operations. These derivatives are recorded on a gross basis at fair value on the Condensed Consolidated Balance Sheets.

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

The Company is exposed to credit risk in the event of non-performance by its derivative counterparties. To mitigate its credit risk, the Company reviews the creditworthiness of counterparties and enters into agreements with those that are considered credit-worthy, such as large financial institutions with favorable credit ratings. There were no derivative counterparty defaults as of September 30, 2026, or December 31, 2025.

If the derivative contracts are terminated prior to their maturity, the amounts previously recorded in AOCI are recognized in earnings over the period that the hedged transaction impacts earnings. The reduction in Interest expense related to the amortization of terminated swaps is immaterial.

Amounts reported in AOCI related to derivatives are reclassified to Interest expense as interest payments are made on the Company’s variable‑rate debt. Over the next 12 months, the Company estimates that $4.9 million of net gain will be reclassified to Interest expense including amounts related to the amortization of terminated swaps.

HHH 2026 FORM 10-Q | 30

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table summarizes certain terms of the Company’s derivative contracts. The Company reports derivative assets in Other assets, net and derivative liabilities in Other liabilities, net.

					Fair Value Asset (Liability)
thousands	Notional Amount	Fixed Interest Rate (a)	Effective Date	Maturity Date	September 30, 2026	December 31, 2025
Derivative instruments not designated as hedging instruments: (b)
Interest rate cap	$250,000	4.50%	6/17/2025	7/1/2026	$—	$1
Interest rate cap	223,679	5.25%	12/2/2024	12/15/2026	—	1
Interest rate cap	98,268	5.50%	2/26/2026	3/9/2028	377	—
Interest rate cap	17,341	5.50%	2/26/2026	3/9/2028	67	—
Interest rate cap	77,223	6.00%	7/15/2026	6/30/2028	523	—
Interest rate cap	9,539	6.00%	7/15/2026	6/30/2028	60	—

Derivative instruments designated as hedging instruments:
Interest rate swap	79,198	3.97%	5/1/2025	4/15/2026	—	(59)
Interest rate swap	32,400	3.98%	7/10/2025	8/1/2026	—	(88)
Interest rate swap	175,000	3.69%	1/3/2023	1/1/2027	142	(542)
Interest rate cap	127,000	3.50%	11/7/2025	1/8/2027	197	145
Interest rate swap	40,800	1.68%	3/1/2022	2/18/2027	361	792
Interest rate swap	74,396	3.73%	4/15/2026	4/15/2027	137	—
Interest rate swap	32,400	3.96%	8/3/2026	7/10/2027	95	—
Interest rate cap	58,539	4.15%	12/21/2025	12/21/2028	903	183
Interest rate swap	300,000	3.68%	3/30/2026	3/30/2031	12,363	—
Interest rate swap	33,502	4.89%	11/1/2019	1/1/2032	3,515	1,991

Other:
Warrants (c)	n/a	n/a	Various	Various	208	—
Total fair value derivative assets					$18,948	$3,113
Total fair value derivative liabilities					—	(689)
Total fair value derivative asset (liability), net					$18,948	$2,424
(a)These rates represent the swap rate and cap strike rate on the Company’s interest rate swaps and caps.
(b)Interest related to these contracts was immaterial for all periods presented.
(c)The Company holds two outstanding warrants. One warrant represents approximately 98% of the aggregate fair value and has an effective date of February 2025 and a maturity date of February 2035. The remaining warrant is immaterial and has similar economic characteristics.

The tables below present the effect of the Company’s derivative financial instruments in the Condensed Consolidated Statements of Operations:

	Amount of Gain (Loss) Recognized in AOCI on Derivatives
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Interest rate derivatives	$9,155	$146	$12,335	$(1,065)

Location of Gain (Loss) Reclassified from AOCI into Statements of Operations	Amount of Gain (Loss) Reclassified from AOCI into Statements of Operations
	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Interest expense	$408	$838	$1,100	$2,319

Credit-Risk-Related Contingent Features The Company has agreements at the property level with certain derivative counterparties that contain a provision where if the Company defaults on the related property-level indebtedness, including default where repayment of the indebtedness has not been accelerated by the lender, then the Company could also be declared in default on its related derivative obligations. None of the Company’s derivatives which contain credit-risk-related features were in a net liability position as of September 30, 2026.

HHH 2026 FORM 10-Q | 31

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

	September 30, 2026				December 31, 2025
	Fair Value Measurements Using				Fair Value Measurements Using
thousands	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investments in equity securities	$1,263,521	$1,263,521	$—	$—	$—	$—	$—	$—
Short-term investments	27,761	—	27,761	—	—	—	—	—
Investments in AFS fixed maturity securities:
U.S. Government	3,137	—	3,137	—	—	—	—	—
U.S. Corporate	7,297	—	7,297	—	—	—	—	—
Foreign Governments	602	—	602	—	—	—	—	—
Derivative assets	18,948	—	18,740	208	3,113	—	3,113	—
Derivative liabilities	—	—	—	—	689	—	689	—

Equity Securities The Company values Level 1 securities using quoted prices in active markets for identical securities.

Short-Term Investments The Company's short-term investments consist of U.S. Government securities with original maturities greater than 3 months and less than 12 months. These investments are generally valued using spreads above the risk-free yield curve using pricing information obtained from independent pricing services.

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

HHH 2026 FORM 10-Q | 32

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Financial Instruments Not Carried at Fair Value The estimated fair values of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows:

		September 30, 2026		December 31, 2025
thousands	Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash, cash equivalents, and restricted cash (a)	Level 1	$3,741,790	$3,741,790	$2,097,158	$2,097,158
Accounts receivable, net (b)	Level 3	883,267	883,267	134,122	134,122
Notes receivable, net (c)	Level 3	3,692	3,692	2,932	2,932

Liabilities:
Fixed-rate debt (d)	Level 2	4,093,705	3,802,750	3,923,855	3,794,729
Variable-rate debt (d)	Level 2	1,656,629	1,656,629	1,220,359	1,220,359
(a)Cash, cash equivalents, and restricted cash include demand deposits, money market mutual funds, and U.S. Treasury bills with original maturities of 90 days or less.
(b)Accounts receivable, net is shown net of an allowance of $6.4 million at September 30, 2026, and $7.2 million at December 31, 2025. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies for additional information on the allowance.
(c)Notes receivable, net is shown net of an immaterial allowance at September 30, 2026, and December 31, 2025.
(d)Excludes related unamortized financing costs.

Cash and Receivables The carrying amounts of Cash, cash equivalents, and restricted cash; Accounts receivable, net; and Notes receivable, net approximate fair value because of the short‑term maturity of these instruments.

Debt The fair value of the Company’s senior unsecured notes, included in fixed-rate debt in the table above, is based upon the trade price closest to the end of the period presented. The fair value of other fixed-rate debt in the table above was estimated based on a discounted future cash payment model, which includes risk premiums and risk-free rates derived from the Secured Overnight Financing Rate (SOFR) or U.S. Treasury obligation interest rates as of September 30, 2026. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net for additional information. The discount rates reflect the Company’s judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assuming that the debt is outstanding through maturity.

The carrying amounts for the Company’s variable-rate debt approximate fair value given that the interest rates are variable and adjust with current market rates for instruments with similar risks and maturities.

9. Reserves for Claims and Claim Expenses

Following the Vantage Acquisition in the second quarter of 2026, the Company recorded significant reserves for claims and claim expenses. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 2 - Vantage Acquisition for additional information. As the acquisition occurred in the second quarter of 2026, prior-year balances as of December 31, 2025, are not included below as the Company did not own Vantage at that time and did not have material insurance operations.

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

HHH 2026 FORM 10-Q | 33

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following table presents a reconciliation of changes in the net reserves for claims and claim expenses:

thousands	September 30, 2026
Balance at beginning of the period:
Reserves for claims and claim expenses	$—
Reinsurance recoverable on unpaid losses	—
Net reserve for claims and claim expenses	—

Acquired net reserve for claims and claim expenses (a)	1,535,414

Net losses incurred during the period related to:
Current period	256,879
Prior period (b)	(1,118)
Total net losses incurred	255,761

Net losses paid during the period related to:
Current period	(23,007)
Prior period	(101,421)
Total net losses paid	(124,428)

Foreign exchange (gains) losses	(212)

Balance at end of the period:
Net reserves for claims and claim expenses	1,666,535
Reinsurance recoverable on unpaid losses (c)	595,771
Reserves for claims and claim expenses	$2,262,306
(a)Represents reserves for claims and claim expenses of $2.1 billion, net of reinsurance recoverable on unpaid losses of $554.8 million related to the Vantage Acquisition. This amount excludes reinsurance recoverable on paid losses of $44.3 million.
(b)Net prior period reserve development includes $4.0 million of favorable reserve development and $2.9 million of amortization expense related to the acquisition-date fair value adjustment to the reserve for claims and claim expenses.
(c)Excludes reinsurance recoverable on paid losses of $34.3 million as of September 30, 2026.

HHH 2026 FORM 10-Q | 34

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

10. Acquisitions and Dispositions of Real Estate Assets

Acquisitions

MPC On July 26, 2026, a reconsideration event occurred related to Floreo, an MPC joint venture currently developing land in the greater Phoenix, Arizona area. Floreo is a VIE that was previously accounted for under the equity method. In July 2026, the other Floreo members were deemed to be in default under the LLC Agreement, which resulted in a significant curtailment of their governance rights and constituted a reconsideration event. As a result, it was determined that, as of July 2026, the Company became the primary beneficiary of Floreo as it has the power to direct the activities that most significantly impact Floreo’s economic performance and has the obligation to absorb losses or the right to receive benefits that could potentially be significant. Accordingly, beginning in July 2026, the Company consolidated Floreo with the other members’ combined interest reflected as a noncontrolling interest.

The transaction was accounted for as a business combination using the acquisition method of accounting. The Company’s previously held equity method investment in Floreo was remeasured to its fair value of $51.1 million based upon a valuation of the acquired business as of the acquisition date, resulting in the recognition of a $19.4 million loss on initial consolidation in Equity in earnings (losses) from unconsolidated ventures in the Condensed Consolidated Statements of Operations. The fair value of the noncontrolling interest in Floreo as of the acquisition date was $40.1 million. The consolidation of Floreo was a noncash investing activity, except for $26.2 million of cash and cash equivalents held by Floreo at the acquisition date, which is presented as Cash from consolidation of joint venture in the Condensed Consolidated Statements of Cash Flows.

The Company recorded the assets acquired and liabilities assumed at their estimated acquisition-date fair values, as summarized in the table below. Certain data necessary to complete the allocation of fair value is not yet available, and includes, but is not limited to, the final appraisals of certain acquired assets and assumed liabilities. The Company will finalize the fair value allocation during the 12-month period following the acquisition date, during which time the value of the assets and liabilities may be revised as appropriate.

thousands	July 26, 2026
Fair value of assets acquired:
Master Planned Communities assets	$266,700
Buildings and equipment	994
Investment in unconsolidated ventures	1,032
Cash and cash equivalents	26,226
Accounts receivable, net	592
Municipal district receivables, net	75,100
Other assets, net	27,604
Total estimated fair value of assets acquired	398,248

Fair value of liabilities assumed:
Mortgages, notes, and loans payable, net	270,016
Other liabilities, net	37,003
Total estimated fair value of liabilities assumed	307,019

Fair value of net assets acquired	$91,229

The Company engaged independent valuation specialists to assist management in determining the fair values of certain acquired assets and assumed liabilities. The determination of fair value required significant judgment and estimates and was based on information available as of the acquisition date. No material separately identifiable intangible assets were identified.

HHH 2026 FORM 10-Q | 35

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The valuation used an income approach based on discounted cash flows over a finite projection period. No terminal value was applied because the projections represent a finite-life MPC development. The Company’s land model forecasts the expected cash flows associated with the development of the MPC, including projected land sales, development costs, and related reimbursement cash flows. As such, the discounted cash flow analysis captures the economics of the underlying MPC asset value in total and the fair value of the MPC assets equals the residual value after separately recognizing the fair values of the other identifiable assets and liabilities.

Municipal district receivables, which are CFD receivables, were valued using a discounted cash flow method. These receivables represent development costs incurred that were eligible for reimbursement through future CFD bond issuances. The valuation reflected the Company’s expectation that the existing receivables would be reimbursed on a first-in, first-out basis as future CFD proceeds were received. The forecasted proceeds attributable to the existing receivables were discounted based on their expected timing of collection.

The fair value measurements for the MPC assets and municipal district receivables were based on significant unobservable inputs and are classified as Level 3 fair value measurements. Significant unobservable inputs included projected land sales, development costs, the timing and amount of CFD proceeds and impact fee reimbursements, and discount rates. All other acquired assets and assumed liabilities were recorded at their carrying amounts which were determined to approximate fair value.

Pro forma financial information assuming the consolidation has occurred as of the beginning of the calendar year prior to consolidation, as well as the Floreo revenues and earnings generated during the period since the acquisition date, are not material for disclosure purposes.

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

Strategic Developments The Grogan’s Mill Library and Community Center was developed in connection with a land swap agreement entered into with Montgomery County, Texas. In July 2025, upon completion of construction, the Company transferred the Grogan’s Mill Library and Community Center to Montgomery County in exchange for a land parcel on the Waterway in The Woodlands (Town Green), resulting in a gain of $10.1 million. Town Green was measured at fair value and is held in the Strategic Developments segment for future development.

Operating Assets In June 2026, the Company completed the sale of Creekside Park, a 292-unit multifamily property, in The Woodlands for total proceeds of $55.5 million, resulting in a gain of $25.4 million.

In June 2026, the Company completed the sale of Creekside Park The Grove, a 360-unit multifamily property, in The Woodlands for total proceeds of $71.8 million, resulting in a gain of $26.8 million.

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

HHH 2026 FORM 10-Q | 36

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

11. Other Assets and Liabilities

Other Assets, Net The following table summarizes the significant components of Other assets, net:

thousands	September 30, 2026	December 31, 2025
Prepaid reinsurance premiums	$430,178	$—
Security, escrow, and other deposits	111,212	54,608
Special Improvement District receivable, net	66,404	90,417
Reinsured funds held by third parties	56,415	—
Prepaid expenses	46,780	19,669
Fee income receivable	30,816	—
Other	30,222	11,356
Derivative assets	18,948	3,113
Condominium inventory	10,255	3,937
Operating lease right-of-use assets	7,379	5,231
Other investments	5,196	—
Tenant incentives and other receivables, net	5,084	15,259
TIF receivable, net	4,080	4,012
Notes receivable, net	3,692	2,932
Net investment in lease receivable	2,853	2,781
Other assets, net	$829,514	$213,315

Other Liabilities, Net The following table summarizes the significant components of Other liabilities, net:

thousands	September 30, 2026	December 31, 2025
Condominium deposit liabilities	$672,369	$748,795
Reinsurance balances payable	252,417	—
Construction payables	221,707	263,845
Deferred income	166,447	166,121
MUD sale liability	92,268	64,364
Tenant and other deposits	73,711	59,736
Accrued payroll and other employee liabilities	62,034	31,452
Accounts payable and accrued expenses	53,754	69,023
Accrued real estate taxes	41,106	35,311
Accrued interest	26,928	50,800
Other	24,260	27,911
Operating lease obligations	7,217	4,868
Derivative liabilities	—	689
Other liabilities, net	$1,694,218	$1,522,915

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

HHH 2026 FORM 10-Q | 37

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
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

Letters of Credit and Surety Bonds As of September 30, 2026, the Company had outstanding letters of credit totaling $128.7 million and surety bonds totaling $257.2 million. As of December 31, 2025, the Company had outstanding letters of credit totaling $5.2 million and surety bonds totaling $383.1 million. The letters of credit were primarily entered into by Vantage subsidiaries as required under the terms of its credit facilities and certain insurance and reinsurance agreements. The surety bonds were issued primarily in connection with HHC insurance requirements, special real estate assessments, and construction obligations.

Operating Leases The Company leases land or buildings at certain properties from third parties, which are recorded in Other assets, net and Other liabilities, net on the Condensed Consolidated Balance Sheets. See Note 18 - Leases for further discussion.

Guaranty Agreements The Company evaluates the likelihood of future performance under the below guaranty and, as of September 30, 2026, and December 31, 2025, there were no events requiring financial performance under the following guaranty.

Merriweather District To the extent that increases in taxes do not cover debt service payments on the Redevelopment District TIF bonds issued by Howard County, Maryland, the Company’s wholly owned subsidiary is obligated to pay special taxes. Management has concluded that, as of September 30, 2026, any obligations to pay special taxes are not probable.

13. Income Taxes

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except percentages	2026	2025	2026	2025
Income tax expense (benefit)	$1,503	$38,898	$54,078	$38,513
Income (loss) before income taxes	1,132	158,300	218,729	156,677
Effective tax rate	132.8%	24.6%	24.7%	24.6%

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

14. Warrants

In April 2026, the Company entered into a warrant agreement with Marc Grandisson, a member of the Company’s Board of Directors, pursuant to which Mr. Grandisson agreed to purchase warrants to acquire 1,131,273 shares of the Company’s common stock, par value $0.01 per share, at an exercise price equal to $100 per share. Mr. Grandisson paid a purchase price of $10.0 million for the warrants, which become exercisable in April 2030 and expire in April 2031. The warrants are subject to certain transfer restrictions until they become exercisable in 2030. The purchase price paid for the warrants, which qualify as equity instruments, is included in Additional paid-in capital on the Condensed Consolidated Balance Sheets as of September 30, 2026.

HHH 2026 FORM 10-Q | 38

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

15. Accumulated Other Comprehensive Income (Loss)

The following tables summarize changes in AOCI:

thousands	AFS Securities	Derivative Instruments	Pension	Total
Balance at June 30, 2026	$45	$1,499	$—	$1,544
Other comprehensive income (loss) before reclassifications	(1,932)	11,988	—	10,056
(Gain) loss reclassified to net income	1,698	(531)	—	1,167
Income tax (expense) benefit	—	(2,710)	—	(2,710)
Net current-period other comprehensive income (loss)	(234)	8,747	—	8,513
Balance at September 30, 2026	$(189)	$10,246	$—	$10,057

Balance at June 30, 2025	$—	$204	$(928)	$(724)
Other comprehensive income (loss) before reclassifications	—	193	—	193
(Gain) loss reclassified to net income	—	(1,103)	—	(1,103)
Income tax (expense) benefit	—	218	—	218
Net current-period other comprehensive income (loss)	—	(692)	—	(692)
Balance at September 30, 2025	$—	$(488)	$(928)	$(1,416)

thousands
Balance at December 31, 2025	$—	$(989)	$(838)	$(1,827)
Other comprehensive income (loss) before reclassifications	(4,211)	16,148	—	11,937
(Gain) loss reclassified to net income	4,022	(1,439)	838	3,421
Income tax (expense) benefit	—	(3,474)	—	(3,474)
Net current-period other comprehensive income (loss)	(189)	11,235	838	11,884
Balance at September 30, 2026	$(189)	$10,246	$—	$10,057

Balance at December 31, 2024	$—	$2,896	$(928)	$1,968
Other comprehensive income (loss) before reclassifications	—	(1,415)	—	(1,415)
(Gain) loss reclassified to net income	—	(3,053)	—	(3,053)
Income tax (expense) benefit	—	1,084	—	1,084
Net current-period other comprehensive income (loss)	—	(3,384)	—	(3,384)
Balance at September 30, 2025	$—	$(488)	$(928)	$(1,416)

The following table summarizes the amounts reclassified out of AOCI:

	Three Months Ended September 30,		Nine Months Ended September 30,		Affected line items in the Statements of Operations
thousands	2026	2025	2026	2025
AFS securities:
(Gains) losses on AFS fixed maturity securities	$1,165	$—	$3,489	$—	Investment gain (loss), net
(Gains) losses on short term investments and cash equivalents	533	—	533	—	Net insurance investment income
Income tax expense (benefit)	(430)	—	(997)	—	Income tax expense (benefit)
Derivative instruments:
(Gains) losses on cash flow hedges	(531)	(1,103)	(1,439)	(3,053)	Interest expense
Income tax expense (benefit)	123	265	339	734	Income tax expense (benefit)
Pension:
(Gains) losses on pension	—	—	838	—	Other income (loss), net
Total reclassifications of (income) loss	$860	$(838)	$2,763	$(2,319)

HHH 2026 FORM 10-Q | 39

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

16. Earnings Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator for the effects of securities issued by the Company that are convertible into common equity interests of a subsidiary and adjusting the denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of options and non-vested stock issued under stock-based compensation plans is computed using the treasury stock method. The dilutive effect of the redeemable preferred stock for common equity interests of Vantage is computed using the if-converted method.

Information related to the Company’s EPS calculations is summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands except per share amounts	2026	2025	2026	2025
Net income (loss)
Net income (loss) attributable to common stockholders — basic	$(1,087)	$119,508	$165,504	$117,897
Assumed exchange of Series A Preferred Stock	(22,010)	—	(15,820)	—
Net income (loss) attributable to common stockholders — diluted	$(23,097)	$119,508	$149,684	$117,897

Shares
Weighted-average common shares outstanding — basic	59,019	58,829	58,996	54,674
Restricted stock and stock options	—	294	190	279
Weighted-average common shares outstanding — diluted	59,019	59,123	59,186	54,953

Net income (loss) per common share
Basic income (loss) per share	$(0.02)	$2.03	$2.81	$2.16
Diluted income (loss) per share	$(0.39)	$2.02	$2.53	$2.15

Anti-dilutive shares excluded from diluted EPS
Restricted stock and stock options	747	143	384	146
Warrants	1,131	—	1,131	—

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

Following the end of the seventh fiscal year following the original issue date, the holder of the Series A Preferred Stock may exchange a number of shares of Series A Preferred Stock into a number of common equity interests of Vantage. Because the exchange is into equity interests of a consolidated subsidiary rather than the Company's common stock, the if-converted method is used to calculate diluted EPS, except in periods when Vantage has a net loss and the effect would be anti-dilutive. The application of the if-converted method adjusts income available to common stockholders for the Company's reduced share of Vantage's results, with no corresponding adjustment to weighted-average common shares outstanding.

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

HHH 2026 FORM 10-Q | 40

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

The following presents the Company’s revenues disaggregated by revenue source:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Revenues from contracts with customers
Condominium rights and unit sales	$6,189	$142	$715,634	$677
Master Planned Communities land sales	133,657	248,467	404,166	445,150
Builder price participation	11,366	16,012	26,916	39,437
Other revenues	30,705	14,237	57,463	34,297

Rental and lease-related revenues
Rental revenue	115,852	111,377	343,599	330,882

Insurance-related revenues
Net earned insurance premiums	315,849	—	413,096	—
Net insurance investment income	22,678	—	33,666	—
Total revenues	$636,296	$390,235	$1,994,540	$850,443

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

thousands
Balance at December 31, 2025	$896,896
Consideration earned during the period	(785,440)
Consideration received during the period	694,059
Balance at September 30, 2026	$805,515

Balance at December 31, 2024	$584,536
Consideration earned during the period	(73,901)
Consideration received during the period	308,900
Balance at September 30, 2025	$819,535

HHH 2026 FORM 10-Q | 41

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Remaining Unsatisfied Performance Obligations The Company’s remaining unsatisfied performance obligations represent a measure of the total dollar value of work to be performed on contracts executed and in progress. These performance obligations primarily relate to the completion of condominium construction and transfer of control to a buyer, as well as the completion of contracted MPC land sales and related land improvements. These obligations are associated with contracts that generally are non-cancelable by the customer after 30 days for all Ward Village condominiums and after 6 days for The Ritz-Carlton Residences; however, purchasers of condominium units have the right to cancel the contract should the Company elect not to construct the condominium unit within a certain period of time or materially change the design of the condominium unit. The aggregate amount of the transaction price allocated to the Company’s remaining unsatisfied performance obligations as of September 30, 2026, was $3.9 billion. The Company expects to recognize this amount as revenue over the following periods:

thousands	Less than 1 year	1-2 years	3 years and thereafter
Total remaining unsatisfied performance obligations	$599,751	$62,591	$3,239,581

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

The Company’s leased assets and liabilities are as follows:

thousands	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	$7,379	$5,231
Operating lease obligations	7,217	4,868

HHH 2026 FORM 10-Q | 42

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Future minimum lease payments as of September 30, 2026, are as follows:

thousands	Operating Leases
Remainder of 2026	$970
2027	1,858
2028	911
2029	871
2030	637
Thereafter	5,810
Total lease payments	11,057
Less: imputed interest	(3,840)
Present value of lease liabilities	$7,217

Other information related to the Company’s lessee agreements is as follows:

Supplemental Condensed Consolidated Statements of Cash Flows Information	Nine Months Ended September 30,
thousands	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows on operating leases	$1,200	$513

Other Information	September 30, 2026	September 30, 2025
Weighted-average remaining lease term (years)
Operating leases	12.3	16.5
Weighted-average discount rate
Operating leases	5.9%	7.2%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Total minimum rent payments	$62,466	$62,312	$187,470	$184,318

Total future minimum rents associated with operating leases are as follows as of September 30, 2026:

thousands	Total Minimum Rent
Remainder of 2026	$65,035
2027	266,830
2028	252,279
2029	235,025
2030	209,652
Thereafter	745,041
Total	$1,773,862

Minimum rent revenues are recognized on a straight‑line basis over the terms of the related leases when collectability of the lease payments is probable and the tenant has taken possession of, or controls, the physical use of the leased asset. Percentage rent in lieu of fixed minimum rent is recognized as sales are reported from tenants. Minimum rent revenues reported in the Condensed Consolidated Statements of Operations also include amortization related to above-market and below‑market tenant leases on acquired properties.

HHH 2026 FORM 10-Q | 43

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

19. Segments

Vantage Acquisition On June 4, 2026, HHH completed the acquisition of Vantage, a privately held specialty insurance and reinsurance company. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies and Note 2 - Vantage Acquisition for additional information on the transaction.

Due to the recent timing of the Vantage Acquisition, the Company is continuing to evaluate the acquired operations and overall strategy, including the manner in which the Chief Operating Decision Maker (CODM) reviews financial information and allocates resources. Accordingly, the results of the acquired business have not yet been separately reflected within the Company’s segment reporting disclosures as of September 30, 2026. The Company expects to finalize its segment reporting assessment as integration activities progress. The Company separately disclosed the impact of the Vantage Acquisition in the reconciliations below.

HHH Segments The Company has three business segments, Operating Assets, MPC, and Strategic Developments, which are organized based on the different products and services that each segment offers, and are separately managed as each requires different operating strategies or management expertise reflective of management’s operating philosophies and methods. The Company’s segments or assets within such segments could change in the future as development of certain properties commences or other operational or management changes occur. All operations within reportable segments are within the United States.

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

HHH 2026 FORM 10-Q | 44

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
Segment operating results are as follows:

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Three Months Ended September 30, 2026
Total revenues	$121,611	$149,825	$7,244
Condominium rights and unit cost of sales	—	—	(5,414)
Master Planned Communities cost of sales	—	(46,242)	—
Operating costs	(35,479)	(16,197)	(3,890)
Rental property real estate taxes	(12,839)	—	(810)
(Provision for) recovery of doubtful accounts	(206)	—	—
Segment operating income (loss)	73,087	87,386	(2,870)
Depreciation and amortization	(43,503)	(266)	(2,380)
Interest income (expense), net	(39,284)	24,366	4,558
Other income (loss), net	72	—	(1,591)
Equity in earnings (losses) from unconsolidated ventures	531	(22,010)	13,950
Gain (loss) on sale or disposal of real estate and other assets, net	429	—	6,153
Gain (loss) on extinguishment of debt	(429)	—	—
Segment EBT	$(9,097)	$89,476	$17,820

Three Months Ended September 30, 2025
Total revenues	$117,182	$271,575	$1,460
Condominium rights and unit cost of sales	—	—	(59)
Master Planned Communities cost of sales	—	(78,280)	—
Operating costs	(37,052)	(4,892)	(3,944)
Rental property real estate taxes	(15,006)	—	(624)
(Provision for) recovery of doubtful accounts	345	—	—
Segment operating income (loss)	65,469	188,403	(3,167)
Depreciation and amortization	(43,411)	(110)	(1,988)
Interest income (expense), net	(34,006)	19,414	4,311
Other income (loss), net	363	19	2,066
Equity in earnings (losses) from unconsolidated ventures	135	(2,721)	57
Gain (loss) on sale or disposal of real estate and other assets, net	4,385	—	10,064
Gain (loss) on extinguishment of debt	(173)	—	—
Segment EBT	$(7,238)	$205,005	$11,343

Nine Months Ended September 30, 2026
Total revenues	$360,773	$443,846	$719,083
Condominium rights and unit cost of sales	—	—	(583,937)
Master Planned Communities cost of sales	—	(140,041)	—
Operating costs	(106,860)	(40,665)	(15,416)
Rental property real estate taxes	(42,839)	—	(1,836)
(Provision for) recovery of doubtful accounts	(270)	—	—
Segment operating income (loss)	210,804	263,140	117,894
Depreciation and amortization	(141,109)	(441)	(6,505)
Interest income (expense), net	(110,664)	70,090	13,629
Other income (loss), net	(436)	1,860	(2,480)
Equity in earnings (losses) from unconsolidated ventures	7,202	(26,114)	9,044
Gain (loss) on sale or disposal of real estate and other assets, net	52,229	—	6,153
Gain (loss) on extinguishment of debt	(842)	—	—
Segment EBT	$17,184	$308,535	$137,735

HHH 2026 FORM 10-Q | 45

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents

thousands	Operating Assets Segment	MPC Segment	Strategic Developments Segment
Nine Months Ended September 30, 2025
Total revenues	$347,630	$499,730	$3,028
Condominium rights and unit cost of sales	—	—	(1,112)
Master Planned Communities cost of sales	—	(148,672)	—
Operating costs	(105,449)	(30,399)	(11,280)
Rental property real estate taxes	(44,507)	—	(1,787)
(Provision for) recovery of doubtful accounts	(41)	—	—
Segment operating income (loss)	197,633	320,659	(11,151)
Depreciation and amortization	(128,839)	(309)	(4,222)
Interest income (expense), net	(102,397)	54,307	13,590
Other income (loss), net	801	54	936
Equity in earnings (losses) from unconsolidated ventures	4,453	(7,780)	231
Gain (loss) on sale or disposal of real estate and other assets, net	14,363	3,750	11,721
Gain (loss) on extinguishment of debt	(480)	—	—
Segment EBT	$(14,466)	$370,681	$11,105

The following represents the reconciliation of segment EBT to Income (loss) before income taxes in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Operating Assets EBT	$(9,097)	$(7,238)	$17,184	$(14,466)
MPC EBT	89,476	205,005	308,535	370,681
Strategic Developments EBT	17,820	11,343	137,735	11,105
General and administrative expense	(28,802)	(28,281)	(90,696)	(85,269)
Gain (loss) on sale of MUD receivables	(105,362)	—	(105,917)	(48,197)
Corporate interest expense, net	(32,158)	(18,288)	(74,709)	(62,408)
Vantage income (loss) before income taxes	76,564	—	55,799	—
Corporate income, expenses, and other items	(7,309)	(4,241)	(29,202)	(14,769)
Income (loss) before income taxes	$1,132	$158,300	$218,729	$156,677

The following represents the reconciliation of segment revenues to Total revenue in the Condensed Consolidated Statements of Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
thousands	2026	2025	2026	2025
Operating Assets segment	$121,611	$117,182	$360,773	$347,630
MPC segment	149,825	271,575	443,846	499,730
Strategic Developments segment	7,244	1,460	719,083	3,028
Vantage	357,529	—	470,670	—
Corporate	87	18	168	55
Total revenues	$636,296	$390,235	$1,994,540	$850,443

HHH 2026 FORM 10-Q | 46

FINANCIAL STATEMENTS FOOTNOTES	Table of Contents
The following represents the reconciliation of segment assets to Total assets on the Condensed Consolidated Balance Sheets:

thousands	September 30, 2026	December 31, 2025
Operating Assets segment	$3,615,568	$3,606,214
MPC segment	3,730,413	3,487,301
Strategic Developments segment	2,075,039	2,378,762
Vantage	6,448,468	—
Corporate	449,558	1,167,184
Total assets	$16,319,046	$10,639,461

The following represents capital expenditures by segment:

	Nine Months Ended September 30,
thousands	2026	2025
Operating Assets segment	$31,902	$30,036
MPC segment	203	118
Strategic Developments segment	57,938	153,794

HHH 2026 FORM 10-Q | 47

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
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

HHH 2026 FORM 10-Q | 48

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

Forward-looking statements include statements regarding:

–our plans to monetize a substantial portion of our real estate assets, transition our real estate business into an asset-light real estate asset management platform, and redeploy the resulting proceeds into Vantage Group Holdings Ltd. (Vantage)
–changes to our strategy following the closing of the May 2025 transactions with Pershing Square, and in connection with our plans to transition our real estate business into an asset-light management platform
–expected performance of our Master Planned Communities
–our plans regarding our MPCs, including future sales of land bank stakes and any future ongoing long-term contracts and involvement, including but not limited to as a developer, manager and operator
–expected performance of our stabilized, income-producing properties, and the performance and stabilization timing of properties that we have recently placed into service or are under construction
–forecasts of our future economic performance
–expected capital required for our operations and development opportunities for our properties
–planned and recently completed acquisitions, including the acquisition of Vantage, and our ability to integrate and realize the economic benefits of acquired businesses
–risks related to our continued operations of Vantage’s insurance and reinsurance business, including underwriting, reserving, catastrophe, reinsurance, capital, liquidity, and regulatory risks, and to the potential future growth of such business, including any expansion of such business, further investments in such business, and related investment strategy
–estimates of our future liquidity, development opportunities, development spending, and management plans
–impact of technology on our operations and business
–expected performance of our segments
–expected commencement and completion for property developments and timing of sales or rentals of certain properties; and
–descriptions of assumptions underlying or relating to any of the foregoing

These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance, and achievements to materially differ from any future results, performance and achievements expressed or implied by such forward-looking statements. Factors that could cause actual results to differ materially from those expressed or implied by the forward-looking statements include:

–our ability to transition our real estate business into an asset-light real estate asset management platform on the time frame we anticipate or at all, including our ability to raise third-party capital on terms that are favorable to us or at all, and our increasing dependence on Vantage
–our ability to monetize our real estate assets through asset sales and joint ventures at the values, on the terms, and within the time frame we anticipate, or at all, and to redeploy the resulting proceeds into Vantage
–our ability to realize the anticipated benefits of the transactions with Pershing Square and our strategy of becoming a diversified holding company
–our ability to identify and consummate transactions as part of our strategy of becoming a diversified holding company
–risks inherent in acquiring or making investments in operating companies, especially companies in industries unrelated to our existing real estate business
–our ability to integrate Vantage’s insurance and reinsurance business into our operations, and realize the financial and strategic benefits currently anticipated from such acquisition
–our ability to realize the anticipated benefits of recent transactions, including the May 2025 transactions with Pershing Square and the spinoff of Seaport Entertainment Group Inc. in 2024
HHH 2026 FORM 10-Q | 49

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
–macroeconomic conditions such as volatility in capital markets, unstable economic and political conditions within the U.S. and foreign jurisdictions, geopolitical conflicts, and a prolonged recession in the national economy impacting the real estate and insurance and reinsurance businesses, including but not limited to inflation and changes in interest rates
–changes in trade policies, including tariffs, and related impacts on market conditions and business activity
–our inability to obtain operating and development capital for our properties, including our inability to obtain or refinance debt capital from lenders and the capital markets
–our ability to compete effectively, including the potential impact of heightened competition for tenants and potential decreases in occupancy at our properties
–extreme weather conditions, climate change, natural disasters, pandemics or other catastrophes, that may cause property damage or interrupt our real estate or insurance or reinsurance business
–losses that are not insured or exceed the applicable insurance limits as well as insufficient reserves for losses
–increased construction costs exceeding our original estimates, delays or overruns, claims for construction defects, or other factors affecting our ability to develop, redevelop or construct our properties
–regulation of the portions of our business that are dedicated to the formation and sale of condominiums or insurance and reinsurance, as applicable, including obtaining government permits necessary for the development of our properties
–fluctuations in regional and local economies, the impact of changes in interest rates on residential housing and condominium markets, local real estate conditions, tenant rental rates, and competition from competing retail properties and the internet
–insufficient reserves for insurance claims and claim expenses due to the impact of social inflation or other factors
–greater-than-expected loss ratios on business written by Vantage
–Vantage’s ability to accurately assess underwriting risk and establish adequate premium rates
–decreases in pricing for property and casualty reinsurance and insurance
–Vantage’s ability to purchase adequate reinsurance
–Vantage’s ability to maintain financial strength ratings
–material variation of analytical models used in decision making from actual results
–Vantage’s ability to comply with insurance and tax laws and regulations and other regulatory challenges, including to obtain licenses or admittance in additional jurisdictions to develop its business
–inherent risks related to disruption of information technology networks and related systems, including cyber security attacks on us or our vendors
–our indebtedness, including our $650,000,000 4.125% senior unsecured notes due 2029, $650,000,000 4.375% senior unsecured notes due 2031, $500,000,000 5.875% senior unsecured notes due 2032, and $500,000,000 6.125% senior unsecured notes due 2034, contain restrictions that may limit our ability to operate our business
–our directors’ involvement or interests in other businesses, including real estate activities and investments
–our dependence on the operations and funds of our subsidiaries, including The Howard Hughes Corporation and Vantage; and
–other risks and uncertainties described herein, as well as those risks and uncertainties discussed from time to time in our other reports and other public filings with the SEC, including the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 and the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2026.

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

HHH 2026 FORM 10-Q | 50

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

OVERVIEW

Description of Business

Overview Howard Hughes Holdings Inc. (HHH or the Company) is a diversified holding company focused on growing long-term shareholder value. Its principal subsidiaries include (1) a specialty insurance, reinsurance, and partnership capital platform, which provides property, casualty, and specialty insurance and reinsurance, and (2) a real estate development subsidiary that operates a large-scale, mixed-use real estate platform focused on the development of master planned communities (MPCs), the investment in strategic real estate development opportunities, and the ownership and operation of income-producing properties.

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

Vantage Acquisition On June 4, 2026, Howard Hughes Insurance Holdings, LLC, a wholly owned subsidiary of the Company, completed the acquisition of 100% of the outstanding shares of capital stock of Vantage Group Holdings Ltd., a privately held specialty insurance and reinsurance company, for cash consideration of approximately $2.1 billion (Vantage Acquisition). Also on June 4, 2026, to support the funding of the Vantage Acquisition, the Company issued $1.0 billion of its Series A Preferred Stock to Pershing Square Holdings, Ltd. See Note 2 - Vantage Acquisition and Note 3 - Pershing Square in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information. The accompanying Condensed Consolidated Financial Statements reflect the assets acquired, liabilities assumed, and results of operations of Vantage beginning on the acquisition date. Accordingly, the Company's results for the three and nine months ended September 30, 2026 include Vantage's results only for the period subsequent to the acquisition date.

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
HHH 2026 FORM 10-Q | 51

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Holding Company Strategy In September 2026, the Company announced its intention to transition HHC from its current real estate model under which it owns substantially all of its assets and primarily funds development with its own capital to an asset-light real estate development and asset management platform. Under this strategy, the Company intends to monetize select real estate assets through asset sales and joint ventures, which may include the sale of interests in certain operating assets and the formation of joint ventures for portions of its residential MPC land holdings. The Company expects HHC to retain operational control of these assets and to continue to serve as developer, manager, and operator under long-term agreements. The Company also intends to raise third-party capital to fund future development, with HHC earning development, asset management, and performance fees, including as general partner of new real estate funds or other third-party capital vehicles. The Company expects to maintain its existing approach for its condominium developments, which are primarily funded through construction financing and buyer deposits.

The timing, structure, and terms of any such transactions, and the amount of proceeds realized, will depend on market conditions, counterparty interest, and other factors. There can be no assurance that any such transactions will be completed on a timely basis or at all. The ability to complete such transactions, and the net proceeds realized, may also be affected by the terms of HHC's indebtedness, including the indentures governing its senior unsecured notes and the agreements governing its secured mortgages, which contain covenants and other provisions that may restrict the sale or transfer of interests in encumbered assets, require lender consent, or require the repayment of related debt, including any applicable prepayment penalties, yield maintenance premiums, or defeasance costs. In addition, a reduction in the cash flows retained by HHC following any such transactions could affect its ability to comply with the financial and other covenants under its debt agreements.

Segments Due to the recent timing of the Vantage Acquisition, the Company is continuing to evaluate the acquired operations and overall strategy, including the manner in which the Chief Operating Decision Maker reviews financial information and allocates resources. Accordingly, the results of the acquired business have not yet been separately reflected within the Company’s segment reporting disclosures as of September 30, 2026. The Company expects to finalize its segment reporting assessment as integration activities progress. We have separately disclosed the impact of Vantage on consolidated results below to enable investors to understand the contribution of the acquisition to the periods presented. As such, we continue to operate through three business segments: Operating Assets, MPCs, and Strategic Developments.

Non-GAAP Measures In addition to the required presentations using GAAP, we use certain non-GAAP performance measures, such as NOI, Net Debt, and Accident year combined ratio. See the (1) Operating Assets, (2) Corporate Income, Expenses, and Other Items, and (3) Short- and Long-Term Liquidity sections below for the reconciliations of these non-GAAP to GAAP financial measures and statements indicating why management believes these non-GAAP financial measures provide useful information for investors.

HHH 2026 FORM 10-Q | 52

MANAGEMENT’S DISCUSSION AND ANALYSIS OVERVIEW	Table of Contents

Third Quarter 2026 Highlights

Comparison of the three months ended September 30, 2026, to the three months ended September 30, 2025

Total Company
–Net income attributable to common stockholders decreased to a loss of $1.1 million in the current quarter, compared to income of $119.5 million in the prior-year period. This decrease was primarily due to an increase in loss on sale of MUD receivables, a decrease in residential MPC land sales closed in Summerlin and Bridgeland, and a remeasurement loss related to the consolidation of the Floreo joint venture. These decreases were partially offset by net income attributable to Vantage.
–We continue to maintain a strong liquidity position with $2.9 billion of cash and cash equivalents, including cash held at Vantage, $515.0 million of undrawn capacity on our Secured Bridgeland Note, $985.8 million of undrawn lender commitments available to be drawn for property development, subject to certain restrictions, and limited near-term debt maturities, all as of September 30, 2026.

Operating Assets
–Operating Assets NOI totaled $71.0 million in the current quarter, a $5.5 million increase compared to $65.6 million in the prior-year period.
–Operating Assets results reflect increases across all property types driven by strong leasing activity.

MPC
–MPC EBT totaled $89.5 million in the current quarter, a $115.5 million decrease compared to $205.0 million in the prior-year period.
–The decrease in EBT was primarily due to a decrease in residential MPC land sales closed in Summerlin and Bridgeland and a remeasurement loss related to the consolidation of the Floreo joint venture.

Strategic Developments
–Strategic Developments EBT totaled $17.8 million in the current quarter, a $6.5 million increase compared to $11.3 million in the prior-year period.
–The increase in EBT was primarily due to an increase in equity earnings from unconsolidated ventures related to the Company’s share of a gain on the sale of a land parcel at our West End Alexandria joint venture in the current period.

Corporate Income, Expenses, and Other Items
–Net income includes pre-tax net income of $76.6 million related to the post-acquisition activity of Vantage. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.
–Corporate income, expenses, and other items, excluding the Vantage pre-tax net income, included an increase in net expenses of $85.4 million primarily due to an increase in loss on sale of MUD receivables, lower interest income generated on lower Corporate cash balances following the Vantage Acquisition, and higher interest expense as a result of a higher balance and higher interest rates on the February 2026 Senior Notes. These increases in expenses were partially offset by a reduction in income tax expense.
HHH 2026 FORM 10-Q | 53

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

RESULTS OF OPERATIONS

Comparison of the nine months ended September 30, 2026, to the nine months ended September 30, 2025

Net income attributable to common stockholders increased $47.6 million to $165.5 million in the nine months ended September 30, 2026, compared to $117.9 million in the prior-year period.
–Strategic Developments EBT increased $126.6 million, primarily due to the closing of condominium units at The Park Ward Village in the current period.
–Operating Assets EBT increased $31.7 million primarily due to an increase in gain on sale of real estate and an increase in rental revenues, net of operating costs due to increased leasing activity across our portfolio, partially offset by an increase in depreciation and amortization.
–Net income includes pre-tax net income of $55.8 million related to the post-acquisition activity of Vantage. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.
–MPC EBT decreased $62.1 million, primarily due to a decrease in residential MPC land sales closed and lower builder price participation in Summerlin, and a remeasurement loss related to the consolidation of the Floreo joint venture. These decreases were partially offset by increases related to changes in deferred revenue, net of associated deferred costs, and SID bond assumptions in Summerlin, as well as increases in residential MPC land sales closed in The Woodlands Hills and Bridgeland.
–Corporate income, expenses, and other items, excluding the Vantage pre-tax net income, included an increase in net expenses of $105.4 million primarily due to an increase in loss on sale of MUD receivables, recognition of a loss on extinguishment of debt, and higher interest expense as a result of a higher balance and higher interest rates on the February 2026 Senior Notes.

Refer to the Third Quarter 2026 Highlights section above for information on the variances for the three months ended September 30, 2026.

See segment discussions for more detail about the changes described above.

Operating Assets

Segment EBT Segment EBT for Operating Assets is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Rental revenue	$115,851	$111,377	$4,474	4%	$343,600	$330,849	$12,751	4%
Other revenues	5,760	5,805	(45)	(1)%	17,173	16,781	392	2%
Total revenues	121,611	117,182	4,429	4%	360,773	347,630	13,143	4%

Operating costs	(35,479)	(37,052)	1,573	4%	(106,860)	(105,449)	(1,411)	(1)%
Rental property real estate taxes	(12,839)	(15,006)	2,167	14%	(42,839)	(44,507)	1,668	4%
(Provision for) recovery of doubtful accounts	(206)	345	(551)	(160)%	(270)	(41)	(229)	NM
Total operating expenses	(48,524)	(51,713)	3,189	6%	(149,969)	(149,997)	28	—%
Segment operating income (loss)	73,087	65,469	7,618	12%	210,804	197,633	13,171	7%
Depreciation and amortization	(43,503)	(43,411)	(92)	—%	(141,109)	(128,839)	(12,270)	(10)%
Interest income (expense), net	(39,284)	(34,006)	(5,278)	(16)%	(110,664)	(102,397)	(8,267)	(8)%
Other income (loss), net	72	363	(291)	(80)%	(436)	801	(1,237)	(154)%
Equity in earnings (losses) from unconsolidated ventures	531	135	396	NM	7,202	4,453	2,749	62%
Gain (loss) on sale or disposal of real estate and other assets, net	429	4,385	(3,956)	(90)%	52,229	14,363	37,866	NM
Gain (loss) on extinguishment of debt	(429)	(173)	(256)	(148)%	(842)	(480)	(362)	(75)%
Segment EBT	$(9,097)	$(7,238)	$(1,859)	(26)%	$17,184	$(14,466)	$31,650	NM
NM Not meaningful.

HHH 2026 FORM 10-Q | 54

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the three months ended September 30, 2026:

Operating Assets segment EBT decreased $1.9 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate decreased $4.0 million primarily due to the sale of two land parcels and a retail space in Ward Village in 2025.
–Interest expense increased $5.3 million primarily due to changes in our property-level debt portfolio.

These decreases to EBT were partially offset by the following:
–Rental revenues, net of Operating costs increased $6.0 million primarily due to increased leasing activity across our portfolio.
–Rental property real estate taxes decreased $2.2 million primarily due to reductions in assessed values.

For the nine months ended September 30, 2026:

Operating Assets segment EBT increased $31.7 million compared to the prior-year period primarily due to the following:
–Gain on sale of real estate increased $37.9 million primarily due to the sale of two multifamily properties in The Woodlands in 2026, compared to the sale of four land parcels and retail spaces in Ward Village in 2025.
–Rental revenues, net of Operating costs increased $11.3 million primarily due to increased leasing activity across our portfolio.

These increases to EBT were partially offset by the following:
–Depreciation and amortization increased $12.3 million primarily due to accelerated depreciation of a Ward Village retail property which was decommissioned in the second quarter of 2026 to allow for the construction of future condo towers.

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

HHH 2026 FORM 10-Q | 55

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

A reconciliation of Operating Assets segment EBT to Operating Assets NOI is presented in the table below.

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Operating Assets segment EBT	$(9,097)	$(7,238)	$(1,859)	(26)%	$17,184	$(14,466)	$31,650	NM
Add back:
Depreciation and amortization	43,503	43,411	92	—%	141,109	128,839	12,270	10%
Interest (income) expense, net	39,284	34,006	5,278	16%	110,664	102,397	8,267	8%
Equity in (earnings) losses from unconsolidated ventures	(531)	(135)	(396)	NM	(7,202)	(4,453)	(2,749)	(62)%
(Gain) loss on sale or disposal of real estate and other assets, net	(429)	(4,385)	3,956	90%	(52,229)	(14,363)	(37,866)	NM
(Gain) loss on extinguishment of debt	429	173	256	148%	842	480	362	75%
Impact of straight-line rent	(2,070)	(196)	(1,874)	NM	(5,707)	(1,729)	(3,978)	NM
Other	(61)	(66)	5	8%	524	(261)	785	NM
Operating Assets NOI	$71,028	$65,570	$5,458	8%	$205,185	$196,444	$8,741	4%
NM Not meaningful.

The table below presents Operating Assets NOI by property type:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Office	$38,831	$34,030	$4,801	14%	$108,708	$102,092	$6,616	6%
Retail	14,175	13,698	477	3%	42,029	40,902	1,127	3%
Multifamily	15,983	14,419	1,564	11%	46,238	43,678	2,560	6%
Other	1,838	1,621	217	13%	5,246	4,594	652	14%
Dispositions (a)	201	1,802	(1,601)	(89)%	2,964	5,178	(2,214)	(43)%
Operating Assets NOI	$71,028	$65,570	$5,458	8%	$205,185	$196,444	$8,741	4%
(a)Properties that were sold are shown separately for all periods presented.

Operating Assets NOI increased $5.5 million for the three months ended September 30, 2026, and $8.7 million for the nine months ended September 30, 2026, compared to the prior-year periods with increases across all property types primarily driven by strong leasing activity.

HHH 2026 FORM 10-Q | 56

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Master Planned Communities

Segment EBT The following table presents segment EBT for MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Master Planned Communities land sales	$133,657	$248,467	$(114,810)	(46)%	$404,166	$445,150	$(40,984)	(9)%
Builder price participation	11,366	16,012	(4,646)	(29)%	26,916	39,437	(12,521)	(32)%
Other revenues	4,802	7,096	(2,294)	(32)%	12,764	15,143	(2,379)	(16)%
Total revenues	149,825	271,575	(121,750)	(45)%	443,846	499,730	(55,884)	(11)%

Master Planned Communities cost of sales	(46,242)	(78,280)	32,038	41%	(140,041)	(148,672)	8,631	6%
Operating costs	(16,197)	(4,892)	(11,305)	NM	(40,665)	(30,399)	(10,266)	(34)%
Total operating expenses	(62,439)	(83,172)	20,733	25%	(180,706)	(179,071)	(1,635)	(1)%
Segment operating income (loss)	87,386	188,403	(101,017)	(54)%	263,140	320,659	(57,519)	(18)%
Depreciation and amortization	(266)	(110)	(156)	(142)%	(441)	(309)	(132)	(43)%
Interest income (expense), net	24,366	19,414	4,952	26%	70,090	54,307	15,783	29%
Other income (loss), net	—	19	(19)	(100)%	1,860	54	1,806	NM
Equity in earnings (losses) from unconsolidated ventures	(22,010)	(2,721)	(19,289)	NM	(26,114)	(7,780)	(18,334)	NM
Gain (loss) on sale or disposal of real estate and other assets, net	—	—	—	NM	—	3,750	(3,750)	(100)%
Segment EBT	$89,476	$205,005	$(115,529)	(56)%	$308,535	$370,681	$(62,146)	(17)%
NM Not meaningful.

The following table presents MPC segment EBT by MPC:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Bridgeland	$15,968	$24,881	$(8,913)	(36)%	$73,946	$63,044	$10,902	17%
Floreo (a)	(22,008)	(637)	(21,371)	NM	(26,287)	(721)	(25,566)	NM
Summerlin	92,608	182,879	(90,271)	(49)%	249,917	308,203	(58,286)	(19)%
Teravalis (a)	(263)	(338)	75	22%	(1,023)	(988)	(35)	(4)%
The Woodlands	(1,637)	(2,663)	1,026	39%	(785)	(3,750)	2,965	79%
The Woodlands Hills	4,808	883	3,925	NM	12,767	4,893	7,874	161%
Segment EBT	$89,476	$205,005	$(115,529)	(56)%	$308,535	$370,681	$(62,146)	(17)%
(a)Certain amounts related to Floreo previously disclosed under the Teravalis MPC have been recast for all periods presented to reflect Floreo as a separate, comparative line item following the consolidation of Floreo in July 2026. Floreo EBT activity for the periods presented includes the Company’s share of equity earnings prior to consolidation and 100% of Floreo EBT post consolidation. Refer to Note 10 - Acquisitions and Dispositions of Real Estate Assets in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
NM Not meaningful.

For the three months ended September 30, 2026:

MPC segment EBT decreased $115.5 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales decreased $82.8 million primarily due to a decrease in residential MPC land sales closed in Summerlin and Bridgeland. These decreases were partially offset by increases related to changes in deferred revenue, net of associated deferred costs, and SID bond assumptions in Summerlin as well as an increase in residential MPC land sales closed in The Woodlands Hills. See the Master Planned Communities Land Sales and Residential and Commercial Land Sales Closed tables below for additional information on land sales activity in the period.
–Equity earnings decreased $19.3 million primarily due to the recognition of a $19.4 million loss upon remeasurement of the Floreo equity method investment to its acquisition-date fair value immediately prior to consolidation. Refer to Note 10 - Acquisitions and Dispositions of Real Estate Assets in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
HHH 2026 FORM 10-Q | 57

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

–Operating costs increased $11.3 million primarily due to higher real estate taxes in Bridgeland and Summerlin, as well as higher allocated overhead costs, including additional operating expenses following the Floreo consolidation.

For the nine months ended September 30, 2026:

MPC segment EBT decreased $62.1 million compared to the prior-year period primarily due to the following:
–MPC sales, net of MPC cost of sales decreased $32.4 million primarily due to a decrease in residential MPC land sales closed in Summerlin. This decrease was partially offset by increases related to changes in deferred revenue, net of associated deferred costs, and SID bond assumptions in Summerlin, as well as increases in residential MPC land sales closed in The Woodlands Hills and Bridgeland, and in commercial MPC land sales closed in The Woodlands and Bridgeland.
–Equity earnings decreased $18.3 million primarily due to the recognition of a $19.4 million loss upon remeasurement of the Floreo equity method investment to its acquisition-date fair value immediately prior to consolidation.
–Builder price participation decreased $12.5 million as fewer homes were closed with sales prices over the predetermined breakpoint necessary for participation revenue, primarily in Summerlin and Bridgeland.
–Operating costs increased $10.3 million primarily due to higher real estate taxes in Bridgeland and Summerlin, as well as higher allocated overhead costs, including additional operating expenses following the Floreo consolidation.
–Interest income increased $15.8 million primarily due to increased investment in ongoing development in Summerlin and Bridgeland, which increased capitalized interest, as well as higher interest earned on money market dividends.

Master Planned Communities Land Sales The following table presents the detail of MPC land sales recognized for the three and nine months ended September 30, 2026, and 2025. Total net recognized (deferred) revenue includes revenues recognized in the current period which are related to sales closed in prior periods, offset by revenues deferred on sales closed in the current period.

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Total residential land sales closed	$133,452	$274,298	$(140,846)	(51)%	$375,786	$493,028	$(117,242)	(24)%
Total commercial land sales closed	—	—	—	NM	8,983	—	8,983	NM
Net recognized (deferred) revenue:
Bridgeland	241	118	123	104%	1,162	1,494	(332)	(22)%
Floreo	21	—	21	NM	21	—	21	NM
The Woodlands	133	171	(38)	(22)%	573	192	381	198%
The Woodlands Hills	—	—	—	NM	15	—	15	NM
Summerlin	(6,460)	(26,201)	19,741	75%	2,608	(52,352)	54,960	105%
Total net recognized (deferred) revenue	(6,065)	(25,912)	19,847	77%	4,379	(50,666)	55,045	109%
Special Improvement District revenue	6,270	81	6,189	NM	15,018	2,788	12,230	NM
Master Planned Communities land sales	$133,657	$248,467	$(114,810)	(46)%	$404,166	$445,150	$(40,984)	(9)%
NM Not meaningful.

HHH 2026 FORM 10-Q | 58

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Residential and Commercial Land Sales Closed The following tables detail our residential and commercial land sales closed for the three and nine months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$16,960	$19,856	23.6	28.2	$719	$704

Summerlin
Superpad sites	108,963	248,190	62.7	318.3	1,738	780
Custom lots	—	5,475	—	0.8	—	7,821

The Woodlands Hills
Single family	7,529	777	14.7	1.6	512	486
Total residential land sales closed (a)	$133,452	$274,298	101.0	348.9	$1,321	$786

	Nine Months Ended September 30,
	Land Sales		Acres Sold		Average Price Per Acre
thousands except acres sold	2026	2025	2026	2025	2026	2025
Residential Land Sales Closed
Bridgeland
Single family	$82,201	$68,345	115.7	105.5	$710	$648

Summerlin
Superpad sites	257,432	400,046	148.6	412.3	1,732	970
Custom lots	15,750	20,175	2.2	2.7	7,159	7,472

The Woodlands Hills
Single family	20,403	4,462	41.2	9.1	495	490
Total residential land sales closed (a)	$375,786	$493,028	307.7	529.6	$1,221	$931

Commercial Land Sales Closed
Bridgeland	$2,176	$—	2.0	—	$1,088	$—

The Woodlands	6,807	—	7.8	—	873	—
Total commercial land sales closed (a)	$8,983	$—	9.8	—	$917	$—
(a)Excludes revenues recognized in the current period which are related to sales closed in prior periods and includes revenues deferred on sales closed in the current period. Refer to the Master Planned Communities Land Sales table above which reconciles total residential and commercial land sales closed to MPC land sales revenue recognized for the three and nine months ended September 30, 2026 and 2025.

MPC Land Inventory The following table summarizes MPC land inventory activity for the nine months ended September 30, 2026:

thousands	Bridgeland	Floreo	Summerlin	Teravalis	The Woodlands	The Woodlands Hills	Total MPC
Balance December 31, 2025	$522,231	$—	$1,257,053	$547,211	$187,315	$121,267	$2,635,077
Acquisitions (a)	—	266,700	—	—	—	—	266,700
Development expenditures (b)	183,377	11,175	165,231	2,003	3,173	29,988	394,947
MPC cost of sales	(29,784)	(15)	(100,042)	—	(1,910)	(8,290)	(140,041)
Municipal district reimbursable costs (c)	(159,091)	(2,295)	—	—	(1,337)	(21,402)	(184,125)
Transfer to Strategic Developments and Operating Assets Segments	—	—	—	—	(1,175)	—	(1,175)
Other	(15,258)	3,706	(7,136)	(238)	1,226	(5,171)	(22,871)
Balance September 30, 2026	$501,475	$279,271	$1,315,106	$548,976	$187,292	$116,392	$2,948,512
(a)Represents the value of MPC assets acquired through the consolidation of Floreo in July 2026.
HHH 2026 FORM 10-Q | 59

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

(b)Development expenditures are inclusive of capitalized interest and property taxes.
(c)Municipal district reimbursable costs represent land development expenditures transferred to municipal district receivables.

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

Segment EBT Segment EBT for Strategic Developments is presented below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Condominium rights and unit sales	$6,189	$142	$6,047	NM	$715,634	$677	$714,957	NM
Rental revenue	1	—	1	NM	(1)	33	(34)	(103)%
Other revenues	1,054	1,318	(264)	(20)%	3,450	2,318	1,132	49%
Total revenues	7,244	1,460	5,784	NM	719,083	3,028	716,055	NM

Condominium rights and unit cost of sales	(5,414)	(59)	(5,355)	NM	(583,937)	(1,112)	(582,825)	NM
Operating costs	(3,890)	(3,944)	54	1%	(15,416)	(11,280)	(4,136)	(37)%
Rental property real estate taxes	(810)	(624)	(186)	(30)%	(1,836)	(1,787)	(49)	(3)%
Total operating expenses	(10,114)	(4,627)	(5,487)	(119)%	(601,189)	(14,179)	(587,010)	NM
Segment operating income (loss)	(2,870)	(3,167)	297	9%	117,894	(11,151)	129,045	NM
Depreciation and amortization	(2,380)	(1,988)	(392)	(20)%	(6,505)	(4,222)	(2,283)	(54)%
Interest income (expense), net	4,558	4,311	247	6%	13,629	13,590	39	—%
Other income (loss), net	(1,591)	2,066	(3,657)	(177)%	(2,480)	936	(3,416)	NM
Equity in earnings (losses) from unconsolidated ventures	13,950	57	13,893	NM	9,044	231	8,813	NM
Gain (loss) on sale or disposal of real estate and other assets, net	6,153	10,064	(3,911)	(39)%	6,153	11,721	(5,568)	(48)%
Segment EBT	$17,820	$11,343	$6,477	57%	$137,735	$11,105	$126,630	NM
NM Not meaningful.

For the three months ended September 30, 2026:

Strategic Developments segment EBT increased $6.5 million compared to the prior-year period primarily due to the following:
–Equity earnings increased $13.9 million, primarily due to the recognition of the Company’s share of a gain on the sale of a land parcel at our West End Alexandria joint venture in the current period. Refer to Note 5 - Investments in Unconsolidated Ventures in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional details.
–Condominium sales, net of cost of sales increased $0.7 million, primarily due to the closing of 5 units at The Park Ward Village in the current period.

These increases to EBT were partially offset by the following:
–Gain on sale of assets decreased $3.9 million, primarily due to the gain recognized on our contribution of land to a newly formed joint venture in the current period, compared to the gain recognized for a land swap in The Woodlands in the prior-year period. Refer to Note 5 - Investments in Unconsolidated Ventures and Note 10 - Acquisitions and Dispositions of Real Estate Assets in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional details.

HHH 2026 FORM 10-Q | 60

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

For the nine months ended September 30, 2026:

Strategic Developments segment EBT increased $126.6 million compared to the prior-year period primarily due to the following:
–Condominium sales, net of cost of sales increased $132.1 million, primarily due to the closing of 532 units at The Park Ward Village and the remaining 6 units at Ulana Ward Village in the current period.
–Equity earnings increased $8.8 million due to the recognition of the Company’s share of a net gain on the sale of land parcels at our West End Alexandria joint venture in the current period.

These increases to EBT were partially offset by the following:
–Gain on sale of assets decreased $5.6 million, primarily due to the gain recognized on our contribution of land to a newly formed joint venture in the current period, compared to the gain recognized for a land swap in The Woodlands and the sale of a land parcel near the Merriweather District in the prior-year period.

Condominiums Condominium revenue is recognized when construction of the condominium tower is complete and unit sales close, leading to variability in revenue recognized between periods.

Completed Condominiums Ulana Ward Village was completed in the fourth quarter of 2025, and the remaining six units closed in the first quarter of 2026. The Park Ward Village was completed in the second quarter of 2026. As of September 30, 2026, The Park Ward Village is 98% sold with the remaining units in condominium inventory.

Under Construction and Pre-development Condominiums The Company commenced construction on The Launiu in the first quarter of 2026 and sales were launched at Mahana in the third quarter of 2026. The following provides further detail for our under-construction and pre-development condominium projects as of September 30, 2026:

	Location	Units Under Contract	Total Units	Total % of Units Under Contract	Completion Date
Under construction
The Ritz-Carlton Residences	The Woodlands, TX	88	111	79%	2027
Kalae	Honolulu, HI	309	329	94%	2028
The Launiu	Honolulu, HI	365	485	75%	2028
Pre-development
Melia	Honolulu, HI	157	220	71%	2030
‘Ilima	Honolulu, HI	95	148	64%	2030
Mahana	Honolulu, HI	66	450	15%	2031

HHH 2026 FORM 10-Q | 61

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate Income, Expenses, and Other Items

The following table contains certain corporate-related and other items not related to segment activities and that are not otherwise included within the segment analyses. Variances related to income and expenses included in NOI or EBT are explained within the previous segment discussions. Significant variances for consolidated items not included in NOI or EBT are described below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands except percentages	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
General and administrative expenses	$(28,802)	$(28,281)	$(521)	(2)%	$(90,696)	$(85,269)	$(5,427)	(6)%
Gain (loss) on sale of MUD receivables	(105,362)	—	(105,362)	NM	(105,917)	(48,197)	(57,720)	(120)%
Corporate interest expense, net	(32,158)	(18,288)	(13,870)	(76)%	(74,709)	(62,408)	(12,301)	(20)%
Gain (loss) on extinguishment of debt	—	—	—	NM	(10,226)	—	(10,226)	NM
Corporate depreciation and amortization	(1,182)	(872)	(310)	(36)%	(3,257)	(2,475)	(782)	(32)%
Vantage income (loss) before income taxes	76,564	—	76,564	NM	55,799	—	55,799	NM
Income tax (expense) benefit	(1,503)	(38,898)	37,395	96%	(54,078)	(38,513)	(15,565)	(40)%
Other	(6,127)	(3,369)	(2,758)	(82)%	(15,719)	(12,294)	(3,425)	(28)%
Total Corporate income, expenses, and other items	$(98,570)	$(89,708)	$(8,862)	(10)%	$(298,803)	$(249,156)	$(49,647)	(20)%
NM Not meaningful.

For the three months ended September 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables of $105.4 million was recognized in the third quarter of 2026. Refer to Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.
–Corporate interest expense, net increased $13.9 million primarily due to lower interest income generated on lower Corporate cash balances following the Vantage Acquisition and higher interest expense as a result of a higher balance and higher interest rates on the February 2026 Senior Notes. Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information on the February 2026 Senior Notes.

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Vantage income before income taxes of $76.6 million is included in the Company’s results following the completion of the Vantage Acquisition. Refer to the Vantage Post-Acquisition Results section below for further discussion of this activity.
–Income tax expense decreased $37.4 million primarily due to a decrease in Income before income taxes. Refer to Note 13 - Income Taxes in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

For the nine months ended September 30, 2026:

Corporate income, expenses, and other items were unfavorably impacted compared to the prior-year period by the following:
–Loss on sale of MUD receivables increased $57.7 million as a result of a $105.9 million loss recognized in 2026, compared to a $48.2 million loss recognized in 2025.
–Income tax expense increased $15.6 million primarily due to an increase in Income before income taxes.
–Corporate interest expense, net increased $12.3 million primarily due to higher interest expense as a result of a higher balance and higher interest rates on the February 2026 Senior Notes.
–Loss on extinguishment of debt of $10.2 million due to payment of the bond call premium and accelerated amortization of related debt issuance costs following the repayment of the $750.0 million 5.375% senior unsecured notes in the first quarter of 2026.

HHH 2026 FORM 10-Q | 62

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Corporate income, expenses, and other items were favorably impacted compared to the prior-year period by the following:
–Vantage income before income taxes of $55.8 million is included in the Company’s results following the completion of the Vantage Acquisition.

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

The base and variable components of the quarterly advisory fee are detailed below:

	Three Months Ended September 30,				Nine Months Ended September 30,
thousands	2026	2025	$ Change	% Change	2026	2025	$ Change	% Change
Base fee	$3,786	$3,750	$36	1%	$11,358	$6,099	$5,259	86%
Variable fee	—	3,399	(3,399)	(100)%	64	3,939	(3,875)	(98)%
Total Pershing Square advisory fee	$3,786	$7,149	$(3,363)	(47)%	$11,422	$10,038	$1,384	14%

Vantage Post-Acquisition Results The discussion below summarizes the contribution of Vantage to our condensed consolidated results for the three and nine months ended September 30, 2026. The amounts reflect only the period from the acquisition date through September 30, 2026. As the acquisition was completed during the second quarter of 2026, there is no corresponding prior-year period for these operations, and as such period-over-period analysis for Vantage is not applicable. Due to the limited post-acquisition period, the results discussed below are not necessarily indicative of expected performance over the full year. See Note 2 - Vantage Acquisition in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information about the Vantage Acquisition.

Vantage operates in the United States (U.S.) and Bermuda and writes business on both an admitted and excess and surplus basis. Product lines offered by its U.S. insurance subsidiaries include casualty, property, professional liability, financial lines, healthcare, construction, and political risk and credit. Products offered by its Bermuda subsidiary include financial and professional lines and healthcare and excess casualty. Vantage’s reinsurance operations consist of products offered by its Bermuda subsidiary and product lines offered include specialty, property and casualty, financial lines, and property catastrophe. Vantage also earns net investment gain (loss), net investment income, and net fee income.

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

HHH 2026 FORM 10-Q | 63

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

The following table presents the post-acquisition activity associated with Vantage included in the three and nine months ended September 30, 2026:

thousands	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Gross written insurance premiums	$385,981	$542,040
Net written insurance premiums	$272,968	$380,176

Net earned insurance premiums	$315,849	$413,096
Insurance claims and claim expenses	(200,551)	(255,761)
Insurance underwriting expenses
Acquisition costs	(8,201)	(9,330)
VOBA amortization	(68,962)	(89,201)
Other insurance underwriting expenses	(43,810)	(59,823)
Underwriting income (loss)	(5,675)	(1,019)
Net insurance investment income	22,678	33,666
Other revenues	19,002	23,908
Depreciation and amortization	(4,219)	(5,487)
Other expenses	(6,041)	(7,720)
Investment gain (loss), net	50,915	12,637
Other income (loss), net	(96)	(186)
Vantage income (loss) before income taxes	$76,564	$55,799

Ratios (a)
Loss ratio	63.5%	61.9%
Expense ratio	38.3%	38.3%
Combined ratio	101.8%	100.2%

Prior year development - favorable (unfavorable)	1.3%	1.0%
Impact of catastrophes on combined ratio	—%	—%
Accident year combined ratio (ex. cat) (b)	103.1%	101.2%
(a)Given the limited post-acquisition periods and normal volatility in property and casualty results, we do not consider the post-acquisition ratios to be representative of expected full-year performance.
(b)Accident year combined ratio is a non-GAAP financial measure that excludes the impact of favorable or unfavorable prior-year development and catastrophe events on its reserves for claims and claim expense. We believe this measure provides investors with a more meaningful understanding of current-year underwriting performance by distinguishing the results of business written in the current period from changes in estimates related to business written in prior periods and from the impact of catastrophe events. Catastrophe events can vary significantly in frequency and severity, result in losses that may be material, and involve complexity and uncertainty in estimating ultimate losses. A reconciliation to the most directly comparable GAAP financial measure, the combined ratio, is included above.

Net earned insurance premiums include inward insurance and reinsurance premiums. Insurance claims and claim expenses include losses incurred on insured events and changes in estimates of unpaid claims and claim expenses, net of ceded reinsurance claims, including both case reserves and incurred but not reported reserves. This corresponds to a loss ratio (Insurance claims and claim expenses to Net earned insurance premiums) of 63.5% in the three months ended September 30, 2026, and 61.9% in the nine months ended September 30, 2026. Impacts related to the development of prior year’s losses and catastrophes were minimal in the periods presented, however current total losses incurred for both periods were slightly elevated, primarily due to a current quarter net $17.9 million loss in our reinsurance specialty business. Refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Insurance underwriting expenses include VOBA amortization, other insurance underwriting expenses comprised of costs directly attributable to operating the insurance business, including certain personnel, technology and administrative functions that support underwriting activities, and amortization of deferred acquisition costs incurred subsequent to the Vantage Acquisition. This corresponds to an expense ratio (Insurance underwriting expenses to Net earned insurance premiums) of 38.3% in the three and nine months ended September 30, 2026.

HHH 2026 FORM 10-Q | 64

MANAGEMENT’S DISCUSSION AND ANALYSIS RESULTS OF OPERATIONS	Table of Contents

Other revenues and other expenses include fee income and related expenses associated with AdVantage, Vantage’s Bermuda-domiciled Collateralized Insurer and Segregated Accounts Company. See Note 1 - Presentation of Financial Statements and Significant Accounting Policies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Net insurance investment income includes interest and dividend income related to the Company’s investments in fixed maturity securities, equity securities, and short-term investments, less related expenses. Following the Vantage Acquisition, the Vantage investment portfolio was transitioned to include common equity positions and U.S. Treasuries covering $2.3 billion of carried reserves. See Note 4 - Investments in Fixed Maturity and Equity Securities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information about the Company’s investments.

Investment gain (loss), net includes realized and unrealized gains (losses) on equity securities, as well as, realized gains (losses) on fixed maturity securities and short-term investments. For the three months ended September 30, 2026, Investment gain (loss), net primarily includes $55.4 million of unrealized gains on equity securities and $4.5 million of net realized losses related to fixed maturity, equity, and short-term securities. For the nine months ended September 30, 2026, Investment gain (loss), net primarily includes $19.4 million of unrealized gains on equity securities and $6.8 million of net realized losses related to fixed maturity, equity, and short-term securities.

LIQUIDITY AND CAPITAL RESOURCES

We continue to maintain a strong balance sheet and endeavor to ensure that we maintain the financial flexibility and liquidity necessary to fund future growth. As of September 30, 2026, we had $2.9 billion of cash and cash equivalents, including cash held at Vantage, $515.0 million of undrawn capacity on our Secured Bridgeland Note, and $985.8 million of undrawn lender commitments available to be drawn for property development, subject to certain restrictions.

Cash Flows

	Nine Months Ended September 30,
thousands	2026	2025
Cash provided by (used in) operating activities	$572,302	$102,107
Cash provided by (used in) investing activities	(278,664)	(162,058)
Cash provided by (used in) financing activities	1,350,994	1,035,252

Operating Activities Each segment’s relative contribution to our cash flows from operating activities will likely vary significantly from period to period given the changing nature of our development focus and the timing of condominium and land sale closings. Our operating cash flows consist of the following (1) condominium deposits received from contracted units and proceeds from condominium closings offset by other various cash uses related to condominium development and sales activities, (2) revenues from MPC land sales offset by development costs associated with the land sales business and acquisitions of land that is intended to ultimately be developed and sold, (3) recurring contractual revenues from operating leases, (4) post-acquisition operating cash flows attributable to Vantage, primarily related to insurance and reinsurance premiums collected, reinsurance recoverables, fee income, and investment income, offset by claim payments, ceded and retro reinsurance payments, and underwriting costs, and (5) proceeds from MUD sales.

Net cash provided by operating activities was $572.3 million in the nine months ended September 30, 2026, and $102.1 million in the nine months ended September 30, 2025. The increase in cash provided by operating activities of $470.2 million was primarily due to an increase in cash provided by condominium towers, primarily due to the closings at The Park Ward Village in the current period, an increase in the cash provided by Vantage in the post-acquisition period, and an increase in proceeds from the sale of MUD receivables, partially offset by an increase in MPC development expenditures and a decrease in MPC land sales.

HHH 2026 FORM 10-Q | 65

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Investing Activities Net cash used in investing activities was $278.7 million in the nine months ended September 30, 2026, and $162.1 million in the nine months ended September 30, 2025. The $116.6 million increase in net cash used in investing activities was primarily due to $1.6 billion of cash used for the Vantage Acquisition, net of cash acquired, and $1.3 billion of cash used to purchase equity securities in the current period. These increases were partially offset by $2.6 billion of cash received for the sale of fixed maturity securities in the current period, and an increase in cash received of $113.6 million for the sale of properties, primarily due to the sale of two multifamily properties in The Woodlands in the current period, compared to the sale of four land parcels and retail spaces in Ward Village in the prior period.

Financing Activities Net cash provided by financing activities was $1.4 billion in the nine months ended September 30, 2026, and $1.0 billion in the nine months ended September 30, 2025. The $315.7 million increase in cash provided by financing activities was primarily due to a $983.1 million increase in proceeds from mortgages, notes, and loans payable, primarily related to the issuance of $1.0 billion of new unsecured notes, as well as $997.2 million of net proceeds from the issuance of Series A Preferred Stock in the current period. These increases were partially offset by a decrease in cash provided of $862.8 million related to net proceeds received in the prior period for the common stock issuance to Pershing Square, a $797.1 million increase in cash used related to principal payments on mortgages, notes, and loans payable, primarily related to the repayment of $750.0 million of existing unsecured notes in the current period, as well as a $14.5 million increase in deferred financing costs and bond issuance costs related to these transactions.

HHH 2026 FORM 10-Q | 66

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

Short- and Long-Term Liquidity

Short-Term Liquidity In the next 12 months, we expect to continue to drive meaningful value creation following our transition to a diversified holding company.

From our real estate operations, we expect our primary sources of cash in the next 12 months to include cash flow from MPC land sales and condominium closings, cash generated from our operating assets, first mortgage financings secured by our assets, and deposits from condominium sales (which are restricted to funding construction of the related developments). In connection with the planned transition of HHC to an asset-light real estate development and asset management platform as described above, we also expect our sources of cash to potentially include proceeds from the sale of interests in select operating assets, the disposition of non-core assets, and the formation of joint ventures for portions of our residential MPC land holdings and, over time, development, asset management, and performance fees earned on third-party capital. We expect our primary uses of cash to include condominium pre-development and development costs, debt principal payments and debt service costs, MPC land development costs, other strategic developments costs, and general operating costs. To the extent the planned monetization transactions are completed, we expect our uses of cash to also include transaction costs and the potential repayment of debt secured by the related assets. The timing and amount of any such transactions will depend on market conditions, counterparty interest, the terms of HHC's indebtedness, and other factors. There can be no assurance that any such transactions will be completed within the next 12 months or at all.

From our insurance operations, we expect our primary sources of cash to include premiums collected from policyholders, investment income earned from our investment portfolio, recoveries from reinsurers, proceeds from the sale or maturity of investments, and if needed, available borrowings under Vantage’s revolving credit facility. We expect our primary uses of cash to include payment of claims, premiums ceded to reinsurers, commissions and other policy acquisition costs, and general operating expenses. Cash flows from operations may be impacted by the timing of premium collections, claim payments, and changes in reinsurance balances. Actual claim payment patterns may differ from current estimates due to a variety of factors, including the size and timing of individual losses, changes in the legal and regulatory environment, and broader economic conditions. The Company currently intends to reposition Vantage’s investment portfolio to include cash, short-term U.S. Treasury securities, and publicly traded equity securities. In June 2026, the Company began implementing this strategy by divesting a significant portion of its available-for-sale fixed maturity securities and initiating investments in equity securities, and as of September 30, 2026, the Company has substantially completed this repositioning.

We believe that our sources of cash, including existing cash on hand, will provide sufficient liquidity to meet our existing obligations and anticipated ordinary course operating expenses for at least the next 12 months.

Long-Term Liquidity We expect our long-term sources and uses of cash for our real estate and insurance operations to continue to align with those mentioned above.

To the extent we implement the planned transition of our real estate operations to an asset-light real estate development and asset management platform, cash generated from our Operating Assets and MPC land sales is expected to decrease in relation to any interests sold, while development, asset management, and performance fees may partially offset this decrease over time. We also expect that third-party capital partners may fund a potentially substantial portion of our future development. The amount and timing of any such fees and third-party funding will depend on our ability to attract third-party capital partners and on the performance of the related assets and investment vehicles.

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
HHH 2026 FORM 10-Q | 67

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES

The Series A Preferred Stock issued by HHH to Pershing Square is exchangeable into equity interests of Vantage if not redeemed by the end of the seventh fiscal year post-transaction. HHH has the right, but not the obligation, to redeem the Series A Preferred Stock over the next seven years. Refer to Note 3 - Pershing Square in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Contractual Cash Obligations and Commitments The following table aggregates our contractual cash obligations and commitments as of September 30, 2026:

thousands	Remaining in 2026	2027	2028	2029	2030	Thereafter	Total
Mortgages, notes, and loans payable	$192,904	$642,654	$257,281	$1,326,030	$371,252	$2,960,213	$5,750,334
Interest payments (a)	80,950	297,607	265,745	216,701	166,735	260,176	1,287,914
Operating lease obligations	970	1,858	911	871	637	5,810	11,057
Total	$274,824	$942,119	$523,937	$1,543,602	$538,624	$3,226,199	$7,049,305
(a)Interest is based on the borrowings that are presently outstanding and current floating interest rates.

Debt As of September 30, 2026, the Company had $5.7 billion of outstanding debt, $985.8 million of undrawn lender commitment available to be drawn for property development, subject to certain restrictions, and $515.0 million of undrawn capacity on our Secured Bridgeland Note.

Vantage has a $75.0 million revolving credit facility with the option to increase the aggregate amount by $50.0 million at the lender’s discretion. This facility matures in January 2028. As of September 30, 2026, there were no outstanding borrowings under this facility.

In February 2026, HHC, the Company’s wholly owned subsidiary, issued $500.0 million of 5.875% senior unsecured notes due 2032 and $500.0 million of 6.125% senior unsecured notes due 2034. These notes pay interest semi-annually. HHC used the net proceeds to redeem its outstanding $750.0 million 5.375% senior unsecured notes due 2028, including the payment of premiums, accrued and unpaid interest and expenses related to such redemption, and used the remaining proceeds for general corporate purposes.

Refer to Note 6 - Mortgages, Notes, and Loans Payable, Net in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

Debt Compliance As of September 30, 2026, the Company was not in compliance with certain property-level debt covenants, which did not have a material impact on the Company’s liquidity or its ability to operate these assets. As a result, the excess net cash flow after debt service from the underlying properties became restricted. While the restricted cash cannot be used for general corporate purposes, it can be used to fund operations of the underlying assets.

Net Debt The following table summarizes our Net Debt on a segment basis as of September 30, 2026. The Company revised the definition of its non-GAAP measure, Net Debt, to simplify its calculation and recast the prior period to conform to the new presentation. Under the revised definition, Net Debt excludes the impact of unamortized deferred financing costs and our ownership share of debt of our unconsolidated ventures, whereas prior periods included these amounts. In addition, under the revised definition, Net Debt is reduced only by readily available cash sources, consisting of Cash and cash equivalents. Prior periods included our ownership share of our unconsolidated ventures’ cash and certain receivable balances as liquidity sources, which are excluded under the revised definition.

HHH 2026 FORM 10-Q | 68

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
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

thousands	September 30, 2026	December 31, 2025
Operating Assets debt	$2,685,233	$2,448,784
MPC debt	423,930	163,534
Strategic Developments debt	341,171	481,896
Senior unsecured notes	2,300,000	2,050,000
Unamortized deferred financing costs	(46,385)	(34,386)
Mortgages, notes, and loans payable, net	5,703,949	5,109,828
Add: Unamortized deferred financing costs	46,385	34,386
Less: Cash and cash equivalents (a)	(2,868,758)	(1,468,507)
Net Debt	$2,881,576	$3,675,707
(a)Includes $2.1 billion of cash and cash equivalents held at Vantage at September 30, 2026. Refer to the Insurance-Related Statutory Capital and Dividend Restrictions discussion below for additional details on the Vantage cash balance.

Insurance-Specific Considerations

Insurance Investment Portfolio The following table provides detail of the Vantage investment portfolio at fair value:

	September 30, 2026
thousands	Fair Value	% of Total
Cash, cash equivalents, and restricted cash (a)	$2,364,622	65%
Investments in equity securities	1,263,521	34%
Short-term investments	27,761	1%
Investments in fixed maturity securities, AFS	11,036	—%
Total	$3,666,940	100%
(a)Represents cash, cash equivalents, and restricted cash held at the Vantage level only.

Insurance Claims Following the Vantage Acquisition, the Company is obligated to pay claims arising from property and casualty contracts issued by our insurance subsidiaries. The timing and amount of the payments under insurance and reinsurance contracts are contingent upon the outcome of future events and actual payments will likely vary, perhaps materially, from any forecasted payments, as well as from the liabilities recorded in our Condensed Consolidated Balance Sheets. As of September 30, 2026, the reserve for claims and claim expenses was $2.26 billion, with $0.54 billion expected to be settled in less than one year and $1.72 billion expected to be settled in future years. The estimated timing of payments was determined using Vantage’s historical claims payment experience, supplemented by industry and peer group data. Given the inherent uncertainty in projecting the timing of claim settlements, actual cash outflows in any period may differ materially from the amounts presented. The reserve amounts disclosed above exclude the impact of anticipated amounts recoverable on unpaid losses from reinsurers of $595.8 million as of September 30, 2026. Refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information. We anticipate that these payments will be funded by operating cash flows.

HHH 2026 FORM 10-Q | 69

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
LIQUIDITY AND CAPITAL RESOURCES
Insurance-Related Statutory Capital and Dividend Restrictions The Company’s insurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate and have regulatory capital and solvency requirements and restrictions on the ability of such subsidiaries to pay dividends to the parent company. The ability of the insurance and reinsurance subsidiaries to pay dividends to the parent company is also influenced by the maintenance of financial strength ratings assigned by independent rating agencies. Additionally, as a condition to the approval by the Delaware Department of Insurance (the Department) of the Vantage Acquisition, the Company has agreed that, until June 4, 2028, any dividends (whether ordinary or otherwise) by the Company’s Delaware insurance subsidiaries will require the Department’s prior approval. As of September 30, 2026, all insurance subsidiaries exceeded minimum regulatory capital requirements.

The Company’s insurance subsidiaries are required to maintain assets on deposit with various regulatory authorities to support insurance operations, as well as pledge assets as collateral for letters of credit and reinsurance operations. As of September 30, 2026, these restricted assets included $259.5 million of restricted cash and $30.2 million of short-term and fixed maturity security investments.

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

HHH 2026 FORM 10-Q | 70

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
CRITICAL ACCOUNTING ESTIMATES
Judgments and Uncertainties Determining the fair value of the acquired assets and assumed liabilities required significant judgment and estimates and was based on information available as of the acquisition date. The valuation of broker relationships was based on the multi-period excess earnings method and incorporated significant assumptions including projected net written insurance premiums, retention rates, normalized growth assumptions, contributory asset charges, discount rates, long-term tax rates, and investment yields. The trade name was valued using the relief-from-royalty method, which required assumptions regarding royalty rates, projected net written insurance premiums, growth assumptions, and discount rates. Internally developed technology was valued using the replacement cost method and incorporated estimates of labor costs, development timing, developer’s profit, entrepreneurial incentive, and obsolescence. VOBA was valued using a discounted cash flow model applied to the run-off of unearned premium reserves, net of reinsurance, and incorporated assumptions for loss and expense ratios, payment patterns, capital requirements, risk margin, and discount rates. Reserves for claims and claim expenses, net of reinsurance recoverable on unpaid losses, were measured using a discounted cash flow model applied to the actuarial run-off of recorded reserves and incorporated assumptions related to the time value of money, risk margin, actuarial payment patterns, capital requirements, cost of capital, and reserve payout assumptions. Changes in these assumptions or the receipt of additional information during the measurement period could result in material revisions to the preliminary purchase price allocation, including the amounts assigned to identifiable intangible assets, insurance-related liabilities, and goodwill.

Reserves for Claims and Claim Expenses

Nature of the Estimate As a result of our June 4, 2026 acquisition of Vantage, reserves for claims and claim expenses have become a critical accounting estimate in our Condensed Consolidated Financial Statements. These reserves represent management’s estimate of the unpaid portion of the ultimate liability for claims and claim adjustment expenses for insured and reinsured events that have occurred on or before the balance sheet date. They comprise (i) case reserves for claims that have been reported to us and (ii) reserves for losses incurred but not reported (IBNR), which also reflect expected development on reported claims. The reserves were initially recorded at fair value as of the acquisition date in accordance with the acquisition method of accounting and are subsequently estimated using the actuarial methods and assumptions described below. We consider this the most significant accounting judgment associated with the acquired insurance and reinsurance operations because the ultimate cost of claims is not known at the reporting date, the estimate requires significant judgment, and a change in the estimate could have a material effect on our financial condition and results of operations.

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

HHH 2026 FORM 10-Q | 71

MANAGEMENT’S DISCUSSION AND ANALYSIS	Table of Contents
CRITICAL ACCOUNTING ESTIMATES
Because the acquisition closed on June 4, 2026, our results for the three months ended September 30, 2026, include a full quarter of activity for Vantage, while our results for the nine months ended September 30, 2026, only include approximately four months of post-acquisition activity for Vantage. Accordingly, while the reserve balance at September 30, 2026, reflects management’s best estimate based on information available at that date, early post-acquisition claims activity may be less predictive of future development, and reserve estimates may be adjusted in future periods as additional post-acquisition experience becomes available.

At September 30, 2026, our reserves for claims and claim expenses related to Vantage were approximately $2.3 billion on a gross basis and $1.7 billion net of reinsurance recoverable on unpaid losses. The gross reserves represented approximately 20% of our total consolidated liabilities and 57% of our total consolidated stockholders’ equity at that date. For the period from June 4, 2026 through September 30, 2026, changes in estimates of prior-period claims and claim expense reserves were not material.

Given the interrelationship of assumptions across lines of business, the limited period of post-acquisition activity, and the judgment involved in estimating reserves, management has not identified a single-assumption sensitivity that would be representative of the potential variability in the loss reserve estimate as of September 30, 2026. If a quantitative sensitivity to a reasonably likely change in a significant assumption becomes material and reasonably available, we will disclose the estimated effect of that change. While we believe that recorded loss reserves at September 30, 2026, are adequate, new information, events, or circumstances may result in ultimate losses that are materially greater or less than our recorded reserves, particularly with respect to catastrophe or large-event losses and longer-tail lines of business.

For additional information, refer to Note 9 - Reserves for Claims and Claim Expenses in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

HHH 2026 FORM 10-Q | 72

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

The Company uses derivative instruments to manage its interest rate risk, primarily through the use of interest rate swaps and caps. The Company had $1.7 billion of variable-rate debt outstanding at September 30, 2026, of which $656.1 million was swapped to a fixed rate through the use of interest rate swaps and $611.6 million had interest rate cap contracts in place. Additionally, the interest rate caps are on construction loans and mortgages with undrawn loan commitments of $87.6 million as of September 30, 2026, which will be covered by the interest rate cap contracts upon drawing. Refer to Note 7 - Derivative Instruments and Hedging Activities in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report for additional information.

As of September 30, 2026, annual interest costs would increase approximately $3.9 million for every 1% increase in floating interest rates. The Company is focused on prudently limiting exposure to potentially higher interest rates based upon market dynamics and general expected financing activity. Generally, a significant portion of our interest expense is capitalized due to the level of assets we currently have under development; therefore, the impact of a change in our interest rate on our Condensed Consolidated Statements of Operations would be less than the total change in interest costs, but we would incur higher cash payments and the development costs of our assets would be higher, resulting in greater depreciation or cost of sales in later years.

Equity Price Risk

Investments in equity securities represent the most significant portion of our consolidated investment portfolio. The Company seeks to invest in businesses that possess excellent economics and management, and prefers to invest a meaningful amount in each company. Currently, our investments are concentrated in relatively few issuers. At September 30, 2026, approximately 53% of the aggregate fair value of our investments in equity securities was concentrated in five companies.

The Company expects to hold its investments for long periods and short-term price volatility is expected to occur in the future. We also maintain significant levels of shareholder capital and ample liquidity to provide a margin of safety against short-term price volatility. The following table summarizes our investments in equity securities and the estimated effects of a hypothetical 10% increase or decrease in market prices as of September 30, 2026.

	Fair Value	Hypothetical Price Change	Est. Fair Value after Hypothetical Change in Price	Est. Increase (Decrease) in Pre-Tax Net Income
Investments in equity securities	$1,263,521	10% increase	$1,389,873	$126,352
		10% decrease	1,137,169	(126,352)

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

HHH 2026 FORM 10-Q | 73

MARKET RISK AND CONTROLS AND PROCEDURES	Table of Contents
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

As required by SEC rules, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer, principal financial officer, and principal accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this report. Based on the foregoing, our principal executive officer, principal financial officer, and principal accounting officer concluded that our disclosure controls and procedures were effective as of September 30, 2026.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

On June 4, 2026, the Company completed the Vantage Acquisition. In connection with the acquisition, the Company is in the process of integrating the acquired business into the Company’s internal control over financial reporting framework. Management is evaluating the existing controls and procedures of the acquired business and implementing additional controls, policies, procedures and system changes, where appropriate. Other than the integration activities associated with the acquisition, there were no changes to our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

HHH 2026 FORM 10-Q | 74

PART II

Item 1. Legal Proceedings

Please refer to Note 12 - Commitments and Contingencies in the Notes to Condensed Consolidated Financial Statements under Item 1 of this Quarterly Report.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our 2025 Annual Report, except as set forth below and in Part II, Item 1A of the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2026. At our 2026 annual meeting of stockholders, held on September 30, 2026, we announced plans to accelerate our transformation into a diversified holding company by monetizing a substantial portion of the real estate assets of HHC, transitioning HHC into an asset-light real estate asset management platform, and redeploying the resulting proceeds primarily into Vantage, our specialty insurance and reinsurance subsidiary. The following risk factors relate to these plans and should be read in conjunction with the risk factors disclosed in our 2025 Annual Report and in our Quarterly Report on Form 10-Q for the period ended June 30, 2026.

RISKS RELATED TO OUR REAL ESTATE MONETIZATION STRATEGY

We may be unable to monetize HHC’s real estate assets at the values, on the terms, or within the time frame we anticipate, or to realize the anticipated benefits of redeploying the proceeds into Vantage.

Our plans to monetize HHC’s real estate assets are in their early stages, and as of the date of this Quarterly Report, we have not entered into definitive agreements for any transactions related to our real estate monetization strategy. Our ability to sell interests in HHC’s real estate assets and enter into joint ventures, and the proceeds we receive, will depend on factors beyond our control, including investor demand, real estate and capital market conditions, interest rates, and the availability of financing. If the value of any such assets is lower than we expect, we may be unable to monetize those assets on favorable terms or at all. We may also be required to reduce pricing, accept lower returns, or incur additional costs in remarketing or reconfiguring assets. The proceeds of any such transactions may be less than our estimates or the carrying values of the assets, which could result in impairment charges or losses on sale, and many of these transactions will require consents from lenders, joint venture partners, or other third parties. In addition, these proceeds will be received by HHC, and the indentures governing HHC’s senior unsecured notes restrict HHC’s ability to pay dividends and make other distributions to the Company, and require that net proceeds from certain asset sales be used to repay indebtedness or be reinvested in HHC’s business within a specified period or, to the extent not so applied, be used to offer to repurchase such notes at par. As a result, we may be unable to redeploy proceeds into Vantage in the amounts or at the times we intend, and Vantage may be unable to deploy additional capital at attractive returns or at all. We may modify, delay, or discontinue these plans at any time, and the estimates we have presented publicly regarding the value of HHC’s real estate assets and potential returns at Vantage are based on assumptions that may prove to be incorrect.

Our plans to monetize HHC’s real estate assets and redeploy the proceeds into Vantage will significantly change our business, including by increasing our dependence on Vantage and transitioning HHC to an asset-light real estate asset management platform.

If implemented as planned, these plans will substantially change the composition of our assets and sources of earnings, and we expect that, following the completion of such transactions, Vantage will represent a substantial majority of our equity value. As a result, our results will depend increasingly on Vantage’s insurance and reinsurance operations and investment portfolio, and our reported results may become more volatile because changes in the fair value of the equity securities in Vantage’s investment portfolio are recognized in net income. In addition, risks related to Vantage’s business and operations will become increasingly significant to us, including but not limited to risks related to its limited operating history, its ability to accurately assess the risks associated with the insurance and reinsurance business it writes and retains, and its ability to collect amounts due from reinsurers. Further, following the sale of interests in its assets, HHC will hold minority interests in those assets, its ability to retain operational control will depend on contractual arrangements with its partners, and its future development activities will depend on its ability to raise third-party capital. HHC has limited experience raising third-party capital or operating as a fee-based asset manager, and the fees it earns may not offset the income we forgo by selling interests in our assets. Any of these factors could adversely affect our business, financial condition, results of operations, and the trading price of our common stock.

HHH 2026 FORM 10-Q | 75

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of equity securities or repurchases of equity securities during the third quarter of 2026.

In March 2022, the Board authorized a share repurchase program pursuant to which the Company may, from time to time, purchase up to $250.0 million of its common stock through open-market transactions. The approximate dollar value of shares that may yet be purchased under this program remained at $15.0 million during the third quarter of 2026.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None of our directors or officers adopted or terminated a 10b5-1 plan or non-10b5-1 trading arrangement during the third quarter of 2026.

HHH 2026 FORM 10-Q | 76

Item 6. Exhibits

The following Exhibit Index to this Quarterly Report lists the exhibits furnished as required by Item 601 of Regulation S-K and is incorporated by reference.

Exhibit Number	Description

10.41*+	Form of indemnification agreement for directors and certain executive officers of Howard Hughes Holdings Inc.

31.1+	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2+	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1++	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH+	Inline XBRL Taxonomy Extension Schema Document
101.CAL+	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB+	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE+	Inline XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF+	Inline XBRL Taxonomy Extension Definition Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Management contract, compensatory plan, or arrangement
+     Filed herewith
++    Furnished herewith

Attached as Exhibit 101 to this report are the following documents formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2026 and 2025, (ii) Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2026 and 2025, (iii) the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (iv) Condensed Consolidated Statements of Equity for the three and nine months ended September 30, 2026 and 2025, (v) the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

HHH 2026 FORM 10-Q | 77

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Howard Hughes Holdings Inc.

By:	/s/ Carlos A. Olea
Carlos A. Olea
Chief Financial Officer
November 5, 2026

HHH 2026 FORM 10-Q | 78